Form 10-Q
period 1996-03-31
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1996-05-15
CIK 946994

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

            For the transition period from ___________to___________
                       Commission File Number____________

                          SUMMIT MEDICAL SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)


              MINNESOTA                                41-1545493
        (State or other jurisdiction of           (IRS Employer ID No.)
        incorporation or organization)


                              ONE CARLSON PARKWAY
                                   SUITE 120
                             MINNEAPOLIS, MN  55447
                                  612-473-3250
                 (Address including zip code, of  Registrant's
                   principal executive offices and telephone
                          number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements
for the past 90 days.                                      X   Yes          No
                                                         -----        ------

The number of shares outstanding of the Registrant's Common Stock on March 31, 1996 was

                           7,536,545 shares $.01 Par

INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated statements of financial position--March 31, 1996 and December 31, 1995

         Consolidated statements of operations -- Three months ended March 31, 1996 and 1995

         Consolidated statements of cash flows-- Three months ended March 31, 1996 and 1995

         Notes to consolidated financial statements-- March 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         10.1  Agreement Regarding Distribution of Software Programs.
         11.1  Computation of Earnings per Share
         27    Financial Data Schedule

SIGNATURES

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, failure of the Company's joint marketing partners to market successfully the Company's database software; termination of any of the Company's joint marketing arrangements; failure of new products from the Company or its joint venture to achieve market acceptance or significant delays in the introduction of these new products; termination of one or more of the Company's agreements with national medical societies: lack of continued market acceptance of the Company's clinical outcomes database software; failure of the Company to maintain the integrity of its national databases; inability of the Company to manage growth effectively and to establish effective financial and management controls; failure of the Company to integrate the businesses of its recently acquired subsidiaries and its joint venture into the Company's operations; changes in government regulation; loss of key management personnel; increased competition; and inability of the Company to obtain adequate protection for the Company's proprietary technology. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to the Company's Annual Report on Form 10-K, dated March 28, 1996. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street, N.W., Washington, D.C. at prescribed rates.

SUMMIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(UNAUDITED)


     ASSETS                                                          March 31,          December 31,
                                                                       1996                1995
                                                                    -----------        ------------
Currents assets
        Cash and cash equivalents                                   $ 2,368,656        $ 2,035,399
        Short-term investments                                       20,140,280         20,718,674
        Accounts receivable (net of allowance of $110,343             5,384,713          6,309,745
         and $101,397 respectively)
        Note receivable-officer                                          27,080             59,632
        Other current assets                                          1,184,058            769,365
                                                                    -----------        -----------
           Total currents assets                                     29,104,787         29,892,815


        Equipment and fixtures, net                                   1,521,493          1,385,663
        Computer software costs, net                                     80,284            103,207
                                                                    -----------        -----------
          Total assets                                              $30,706,564        $31,381,685
                                                                    ===========        ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Accounts payable and accrued expenses                       $   774,032        $ 1,154,728
        Accrued compensation                                            780,998            498,057
        Accrued royalties                                               264,107            332,773
        Deferred revenue                                              1,229,069          1,334,967
        Income taxes payable                                              8,062            110,062
        Note payable - officer                                                0             17,991
        Notes payable and convertible debentures                         15,000             15,000
        Current portion of long-term debt                                     0             13,278
                                                                    -----------        -----------
          Total current liabilities                                   3,071,268          3,476,856


Long-term debt                                                           12,431             20,580

Shareholders' equity:
       Common stock, $.01 par value:
        Authorized shares - 38,933,333
        Issued and outstanding shares - 7,536,545
        at March 31, 1996; 7,515,565 at
        December 31, 1995                                                75,365             75,156
       Additional paid-in capital                                   36,217,280         36,197,523
       Accumulated deficit                                          (8,669,780)        (8,388,430)
                                                                    -----------        -----------
          Total shareholders' equity                                 27,622,865         27,884,249
                                                                    -----------        -----------
          Total liabilities and shareholders' equity                $30,706,564        $31,381,685
                                                                    ===========        ===========


See accompanying notes

SUMMIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     March 31
                                                            -----------------------------
                                                                1996              1995
                                                            -----------------------------
Revenue
          Software licenses                                 $ 1,986,628       $ 1,465,829
          Support and service                                 1,926,653         1,158,619
                                                            -----------       -----------
                      Total revenue                           3,913,281         2,624,448

Cost of sales
          Software licenses                                     376,944           149,444
          Support and service                                   857,570           726,058
                                                            -----------       -----------
                      Total cost of sales                     1,234,514           875,502

                      Gross profit                            2,678,767         1,748,946

Operating expenses
          Selling and marketing                               1,901,340         1,254,924
          Research and development                              361,304           276,436
          General and administrative                            938,884           553,258
                                                            -----------       -----------

                      Total operating expenses                3,201,528         2,084,618
                                                            -----------       -----------

Loss from operations                                           (522,761)        (335,672)

Interest income, net                                            259,244           35,235
                                                            -----------       ----------
Net loss before income taxes                                   (263,517)        (300,437)

Income tax expense                                               17,832                0
                                                            -----------       ----------
Net loss                                                      ($281,349)       ($300,437)
                                                            ===========       ==========

Net loss per share
            Primary                                              ($0.04)          ($0.09)
                                                            ===========       ==========
            Fully diluted                                        ($0.04)          ($0.07)
                                                            ===========       ==========

Weighted average shares outstanding
          Primary                                             7,527,314        3,378,874
                                                            ===========       ==========
          Fully diluted                                       7,527,314        4,445,530
                                                            ===========       ==========


See accompanying notes

SUMMIT MEDICAL SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)


                                                                           THREE MONTHS ENDED
                                                                                MARCH 31
                                                                     -------------------------------
                                                                        1996                 1995
                                                                     ----------           ----------
Operating activities:
 Net loss                                                             ($281,349)           ($300,437)
 Adjustments to reconcile net loss to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                         148,991              112,340
  Changes in operating assets and liabilities:
  Accounts receivable                                                   920,563              (79,267)
  Other current assets                                                 (377,672)              (3,220)
  Accounts payable and accrued expenses                                (482,696)             107,671
  Accrued compensation and royalties                                    214,275               38,685
  Deferred revenue                                                     (105,898)             (23,182)
                                                                     ----------           ----------
            Net cash (used in) provided by operating activities          36,214             (147,410)

Investing activities
 Purchase of short-term investments                                  (9,203,645)            (435,153)
 Sales of short-term investments                                      9,782,039            1,027,457
 Purchases of equipment and fixtures                                   (287,433)            (286,929)
 Disposal of equipment and fixtures                                      25,534                 -
                                                                     ----------           ----------
            Net cash provided by investing activities                   316,495              305,375

Financing activities
 Proceeds from long-term debt                                            12,431               27,612
 Principal payments on long-term debt                                   (33,858)              (7,426)
 Principal payments on note payable - officer                           (17,991)                -
 Issuance of Common Stock                                                 -                  105,008
 Net proceeds from exercise of common stock options                      19,966               10,000
                                                                     ----------           ----------
            Net cash (used in) provided by financing activities         (19,452)             135,194

 Increase in cash and cash equivalents                                  333,257              293,159
 Cash and cash equivalents at beginning of period                     2,035,399              169,211
                                                                     ----------           ----------
 Cash and cash equivalents at end of period                          $2,368,656             $462,370
                                                                     ==========           ==========

Supplemental disclosures of cash flow information:
 Cash paid during the year for interest                                  $6,455                 $677


See accompanying notes.

SUMMIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Annual Report of the Company.

NOTE B - CASH, CASH EQUIVALENTS AND INVESTMENTS

Cash in excess of current operating needs is invested in highly liquid money market and/or marketable debt securities in accordance with the Company's investment policy. Cash equivalents are highly liquid investments with remaining maturities of 90 days or less at the time of purchase. Other highly liquid investments with remaining maturities of one year or less at the time of purchase are considered short-term investments.

NOTE C - DISTRIBUTION AGREEMENTS

During the first quarter of 1996, the Company entered into a product distribution agreement with Meadox Medicals, a division of Boston Scientific Corporation ("BSC"). The agreement grants BSC an exclusive right and license to market, sell, and distribute vascular and endovascular surgery programs worldwide. In order to maintain exclusivity, BSC has agreed to purchase a minimum number of programs over the next five years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- - -------

     Summit Medical is a leading provider of clinical outcomes database software and related products and services for selected medical specialties in the healthcare industry. The Company's database software enables healthcare providers to record, analyze and report detailed clinical, economic and patient-reported outcomes data on medical procedures, diseases and patient functional status.

RESULTS OF OPERATIONS
- - ---------------------

REVENUE:
- - --------

     REVENUE was $3,913,000 for the first quarter of 1996, an increase of $1,289,000 or 49% over the first quarter of 1995. Sales of software licenses were $1,987,000 for the first quarter of 1996, an increase of $521,000 or 36% over the first quarter of 1995, and accounted for 40% of the total revenue growth. This increase is primarily attributable to increased unit volume in cardiology and new subspecialty modules, a general price increase of cardiology modules and increased sales to the Company's DOS customers of Windows Vista (R) upgrades. Support and service revenue was $1,927,000 for the first quarter of 1996, an increase of $768,000 or 66% over the first quarter of 1995 and accounted for 60% of total revenue growth. This increase is primarily attributable to increased training and service fees related to the Company's greater installed customer base, additional development fees from joint marketing partners, and increased consulting and data conversion fees.

COST OF SALES:
- - --------------

     TOTAL COST OF SALES was $1,235,000 in the first quarter of 1996, an increase of $359,000 or 41% over the same period of 1995.

     COST OF SOFTWARE LICENSE revenue was $377,000 for the first quarter of 1996, an increase of $228,000 or 153% over the first quarter of 1995. This increase was primarily due to increased revenues and corresponding royalties and freight.

     COST OF SUPPORT AND SERVICE was $858,000 for the first quarter of 1996, and increase of $132,000 or 18% compared to the first quarter of 1995. This increase was due primarily to increased salary expense for permanent and temporary personnel in customer service and data management areas.

OPERATING EXPENSES:
- - -------------------

     SELLING AND MARKETING expenses were $1,901,000 during the first quarter of 1996, an increase of $646,000 or 51% compared to the same quarter of 1995. This increase is primarily due to an expansion of the domestic sales force, increased sales and marketing cost at Summit Medical Europe, and hiring of marketing personnel.

     RESEARCH AND DEVELOPMENT expense was $361,000 in the first quarter of 1996, an increase of $85,000 or 31% compared to the same quarter of 1995. The increase is due primarily to the hiring of additional technical personnel to aid in the development of new software.


     GENERAL AND ADMINISTRATIVE expense was $939,000 for the first quarter of 1996, an increase of $386,000 or 70% compared to the first quarter of 1995. The increase is due primarily to the hiring of additional executive and administrative personnel, higher legal and accounting fees, and increased insurance expense.

     INTEREST INCOME, NET of interest expense and unrealized loss on short term investments was $259,000 for the first quarter of 1995, an increase of $224,000 compared to the first quarter of 1995. This increase is due to the interest income earned on proceeds received from the Company's August 1995 initial public offering.

     INCOME TAX EXPENSE. The Company recorded minimal income tax expense for the first quarter of 1996 due to the current period loss. No income tax was recorded for the first quarter of 1995 due to the Company's accumulated net operating loss carryforward.

     NET INCOME (LOSS). The Company recorded a net loss of $281,000 or $.04 per share for the quarter ended March 31, 1996 compared to a net loss of $300,000 or $.09 per share (Primary) for the quarter ended March 31, 1995. Primary earnings per share reflect a decrease in the loss per share of $.05 due to the increase in weighted average shares outstanding after the Company's initial public stock offering.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

During the three months ended March 31, 1996, the Company's cash increased $333,000 to $2,369,000. As of March 31, 1996, the Company had $5,385,000 in
accounts receivable including $2,216,000 in accounts receivable over 90 days old.

Cash provided by operating activities was $36,000 for the three months ended March 31, 1996. The primary sources of cash were a decrease in accounts receivable of $921,000 due to collections exceeding revenues, and an increase in accrued compensation and royalties of $214,000. These sources were partially offset by a net loss of $281,000, an increase in other current assets of $378,000 and a decrease in accounts payable and accrued expenses of $483,000.

Cash provided by investing activities was $316,000 which consists of the sales of short-term investments of $9,782,000 and the purchase of equipment and fixtures of $287,000, partially offset by the purchase of short-term investments in the amount of $9,204,000.

Cash used in financing activities for the three months ended March 31, 1996, was $19,000 related to principal payments on notes payable-officer and retirement of long term debt.


The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the cash and short-term investments of $22,509,000 on hand at March 31, 1996, together with anticipated cash flows from operations, will be sufficient to fund operating cash needs through at least fiscal year 1996.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
               None
Item 2.  Changes in Securities
               None
Item 3.  Defaults upon Senior Securities
               None
Item 4.  Submission of Matters to a Vote of Security Holders
               None
Item 5.  Other Information
               None
Item 6.  Exhibits and Reports on Form 8-K
               None
The following exhibits are included herein:
Exhibit
  No.
- - -------
(10.1) Agreement Regarding Distribution of Software Programs by and between Meadox Medicals, a division of Boston Scientific Corporation and Summit Medical Systems, Inc., dated as of March 26, 1996.
(11.1)   Computation of Earnings Per Share
(27)     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly



                                     Summit Medical Systems, Inc.
                                     ----------------------------


Date  May 13, 1996                   /s/ Anthony W. Rees
     -------------------------       ----------------------------
                                     Anthony W. Rees
                                     Chief Financial Officer