Form 10-Q
period 1996-06-30
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1996-08-13
CIK 946994

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________
                        Commission File Number _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements
for the past 90 days.                             X  Yes     No
                                                 ---     ---

The number of shares outstanding of the Registrant's Common Stock on June 30, 1996 was

                           7,573,840 shares $.01 Par

INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated statements of financial position--June 30, 1996 and December 31, 1995

         Consolidated statements of operations--Three and six months ended June 30, 1996 and 1995

         Consolidated statements of cash flows--Six months ended June 30, 1996 and 1995

         Notes to consolidated financial statements--June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. OTHER INFORMATION
Item 1.  LEGAL PROCEEDINGS
Item 2.  CHANGES IN SECURITIES
Item 3.  DEFAULTS UPON SENIOR SECURITIES
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Item 5.  OTHER INFORMATION
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (11.1)  Computation of Earnings per Share
         (27)    Financial Data Schedule

SIGNATURES

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, failure of the Company's joint marketing partners to market successfully the Company's Database software; termination of any of the Company's joint marketing arrangements; failure of new products from the Company or its joint venture to achieve market acceptance or significant delays in the introduction of these new products; termination of one or more of the Company's agreements with national medical societies; lack of continued market acceptance of the Company's clinical outcomes database software; failure of the Company to integrate the businesses of its recently acquired subsidiaries and its joint venture into the Company's operations; changes in government regulation; loss of key management personnel, increased competition; and inability of the Company to obtain adequate protection for the Company's proprietary technology. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to the Company's Annual Report on Form 10-K, dated March 29, 1996. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

    ASSETS                                JUNE 30,           DECEMBER 31,
                                            1996                 1995
                                      ---------------       --------------
CURRENT ASSETS
  Cash and cash equivalents             $ 2,328,060           $ 2,035,399
  Short-term investments                 18,622,853            20,718,674
  Accounts receivable (net of
   allowance of $110,331 and
   $101,397 respectively)                 7,147,035             6,309,745
  Note receivable-officer                    27,676                59,632
  Other current assets                    1,141,686               769,365
                                      ---------------       --------------
    Total current assets                 29,267,310            29,892,815


  Equipment and fixtures, net             1,879,872             1,385,663
  Computer software costs, net               65,000               103,207
                                      ---------------       --------------
    Total assets                        $31,212,182           $31,381,685
                                      ===============       ==============

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued
   expenses                                $468,937           $ 1,154,728
  Accrued compensation                      850,937               498,057
  Accrued royalties                         278,765               332,773
  Deferred revenue                        1,368,408             1,334,967
  Income taxes payable                        8,062               110,062
  Note payable -- officer                       --                 17,991
  Notes payable and convertible
   debentures                                   --                 15,000
  Current portion of long-term
   debt                                      15,799                13,278
                                      ---------------       --------------
     Total current liabilities            2,990,908             3,476,856

LONG-TERM DEBT
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value:              35,112                20,580
   Authorized shares -- 38,933,333
   Issued and outstanding shares --
    7,573,840 at June 30, 1996;
    7,515,565 at December 31, 1995           75,738                75,156
  Additional paid-in capital             36,542,164            36,197,523
   Unrealized loss on investments            (9,973)                 --
  Accumulated deficit                    (8,421,767)           (8,388,430)
                                      ---------------       --------------
    Total shareholders' equity           28,186,162            27,884,249
                                      ---------------       --------------
    Total liabilities and share-
     holders' equity                    $31,212,182           $31,381,685
                                      ===============       ==============

See accompanying notes.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                      JUNE 30                     JUNE 30
                                                                            ---------------------------   ------------------------
                                                                                 1996         1995            1996        1995
                                                                            ---------------------------   ------------------------
REVENUE
           Software licenses                                                  $3,036,669    $1,726,814     $5,023,297  $3,192,643
           Support and service                                                 2,079,492     1,202,308      4,006,145   2,360,927
                                                                            ---------------------------   ------------------------
                      TOTAL REVENUE                                            5,116,161     2,929,122      9,029,442   5,553,570

COST OF SALES
           Software licenses                                                     253,559       251,480        630,503     400,924
           Support and service                                                 1,164,413       715,875      2,021,983   1,441,933
                                                                            ---------------------------   ------------------------
                      TOTAL COST OF SALES                                      1,417,972       967,355      2,652,486   1,842,857

                      GROSS PROFIT                                             3,698,189     1,961,767      6,376,956   3,710,713

OPERATING EXPENSES
           Selling and marketing                                               2,173,713     1,444,026      4,075,054   2,698,950
           Research and development                                              657,651       330,839      1,018,955     607,275
           General and administrative                                            690,529       902,149      1,899,413   1,455,407
                                                                            ---------------------------   ------------------------

                      TOTAL OPERATING EXPENSES                                 3,791,893     2,677,014      6,993,422   4,761,632
                                                                            ---------------------------   ------------------------
LOSS FROM OPERATIONS                                                             (93,704)     (715,247)      (616,466) (1,050,919)

          Interest income, net                                                   341,188        28,461        600,432      63,696
                                                                            ---------------------------   ------------------------
NET INCME (LOSS) BEFORE INCOME TAXES                                             247,484      (686,786)       (16,034)   (987,223)

          Income tax expense                                                          14             0         17,302           0
                                                                            ---------------------------   ------------------------
NET INCOME (LOSS)                                                               $247,470     ($686,786)      ($33,336)  ($987,223)
                                                                            ===========================   ========================
NET INCOME (LOSS) PER SHARE
           Primary                                                                 $0.03        ($0.20)        ($0.00)     ($0.29)
                                                                            ===========================   ========================
           Fully diluted                                                           $0.03        ($0.15)        ($0.00)     ($0.22)
                                                                            ===========================   ========================
WEIGHTED AVERAGE SHARES OUTSTANDING
           Primary                                                             8,285,069     3,384,432      7,535,926   3,381,679
                                                                            ===========================   ========================
           Fully diluted                                                       8,177,396     4,451,088      7,535,926   4,448,335
                                                                            ===========================   ========================


See accompanying notes

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)



                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                --------------------------------
                                                                    1996                1995
                                                                ------------         -----------
OPERATING ACTIVITIES:
 Net loss                                                       $    (33,336)        $  (987,223)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                                     353,899             239,407
   Changes in operating assets and liabilities:
   Accounts receivable                                             (837,290)           (787,836)
   Other current assets                                             (340,366)           (250,501)
   Accounts payable and accrued expenses                            (787,791)            337,299
   Accrued compensation and royalties                                298,872             343,406
   Deferred revenue                                                   33,441              99,008
                                                                ------------         -----------
       Net cash used in operating activities                      (1,312,571)         (1,006,440)

INVESTING ACTIVITIES
 Purchase of short-term investments                              (17,383,262)           (947,257)
 Sales and maturities of short-term investments                   19,469,110           2,601,142
 Purchases of equipment and fixtures                                (835,435)           (565,039)
 Disposal of equipment and fixtures                                   25,534                -
                                                                ------------         -----------
      Net cash provided by investing activities                    1,275,947           1,088,846

FINANCING ACTIVITIES
 Proceeds from long-term debt                                         51,431              27,612
 Principal payments on long-term debt                                (34,378)             (7,948)
 Principal payments on note payable - officer                        (17,991)               -
 Principal payments on convertable debentures                        (15,000)               -
 Issuance of Common Stock                                            239,266             165,008
 Net proceeds from exercise of common stock options                  105,957              10,000
                                                                ------------         -----------
      Net cash provided by financing activities                      329,285             194,672

Increase in cash and cash equivalents                                292,661             277,078
Cash and cash equivalents at beginning of period                   2,035,399             168,211
                                                                ------------         -----------
Cash and cash equivalents at end of period                      $  2,328,060         $   445,289
                                                                ============         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for interest                         $      3,032         $     1,022


See accompanying notes.

SUMMIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Annual Report of the Company.

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

NOTE C - SUBSEQUENT EVENTS

In July 1996, the Company sold 1,752,000 shares of common stock in a secondary offering for a net proceeds of approximately $29,300,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
- -------

        Summit Medical is a leading provider of clinical outcomes database software and related products and services for selected medical specialties in the healthcare industry. The Company's database software enables healthcare providers to monitor, manage and report detailed clinical information on medical procedures, diseases and patient outcomes.

RESULTS OF OPERATIONS
- ---------------------

REVENUE:

        TOTAL REVENUE was $5,116,000 for the second quarter of 1996, an increase of $2,187,000 or 75% over the second quarter of 1995. For the six months ended June 30, 1996, total revenue increased 63% to $9,029,000 compared to $5,554,000 during the comparable period of 1995.

        SALES OF SOFTWARE LICENSES were $3,037,000 for the second quarter of 1996, an increase of $1,310,000 or 76% over the second quarter of 1995, and accounted for 60% of the total revenue growth. This increase is attributable to corporate partner orders, sales to provider networks, and international sales. For the six months ended June 30, 1996, software license revenue increased 57% to $5,023,000 compared to $3,193,000 for the same period of 1995. This increase is attributable to increased unit volume in cardiology and new subspecialty modules, a general price increase of cardiology modules, and the items mentioned above.

        SUPPORT AND SERVICE REVENUE was $2,079,000 for the second quarter of 1996, an increase of $870,000 or 72% over the second quarter of 1995 and accounted for 40% of total revenue growth. For the six months ended June 30, 1996, support and service revenue increased 70% to $4,006,000 compared to $2,361,000 for the comparable period of 1995. Both increases were attributable to increased training and service fees related to the Company's greater installed customer base, and increased consulting fees.

COST OF SALES:
- --------------

        TOTAL COST OF SALES was $1,418,000 in the second quarter of 1996, an increase of 47% or $451,000 over the same period of 1995. Total cost of sales for the six months ended June 30, 1996 was $2,652,000, an increase of $809,000 or 44%. The increases in both periods relate to the increase in total revenue.

     COST OF SOFTWARE LICENSES was $254,000 for the second quarter of 1996, a slight increase of $3,000 or 1% over the first quarter of 1995. This is a result of recognizing a larger percentage of revenue from sources which do not incur a royalty expense. For the six months ended June 30, 1996 cost of software licenses was $630,000 an increase of $229,000 or 57% compared to the same period in 1995, due to increased software revenue and corresponding freight.

     COST SUPPORT AND SERVICE was $1,164,000 for the second quarter of 1996, an increase of $448,000 or 63% compared to the second quarter of 1995. The cost of support and service for the six months ended June 30, 1996 was $2,022,000, an increase of $560,000 or 39%, compared to the same period in 1995. Both increases were due primarily to increased customer support costs related to the increase in the Company's installed base and increased salary expense for personnel in the customer service and data management areas.

OPERATING EXPENSES:
- -------------------

     SELLING AND MARKETING expenses were $2,174,000 during the second quarter of 1996, an increase of $730,000 or 51% compared to the same quarter of 1995. For the six months ended June 30, 1996, selling and marketing expenses were $4,075,000, an increase of $1,376,000 or 51% compared to the same period of 1995. The increases were primarily due to increased sales personnel and commissions and the hiring of additional marketing personnel for new subspecialty markets.

     RESEARCH AND DEVELOPMENT expense was $658,000 in the second quarter of 1996, an increase of $327,000 or 99% compared to the same quarter of 1995. For the six months ended June 30, 1996, research and development expense was $1,019,000, an increase of $412,000 or 68% over the same period of 1995. The increases were due primarily to the hiring of additional technical personnel and contractors to aid in the development of the Company's new Vista 2 and point-of-care longitudinal software systems.

     GENERAL AND ADMINISTRATIVE expense was $960,000 for the second quarter of 1996, an increase of $58,000 or 6% compared to the second quarter of 1995. For the six months ended June 30, 1996 general and administrative expense was $1,899,000, an increase of $443,000 or 30% over the same period in 1995. The increase is due primarily to the hiring of additional executive and administrative personnel, higher legal and accounting fees, and increased insurance expense.

     INTEREST INCOME, NET of interest expense was $341,000 for the second quarter of 1996, an increase of $313,000 compared to the second quarter of 1995. Interest income, net of interest expense was $600,000 for the six months ended June 30, 1996, an increase of $536,000 compared to the same period in 1995. Both increases are due to the interest income earned on proceeds received from the Company's August 1995 initial public offering.

     INCOME TAX EXPENSE. The Company recorded minimal income tax expense for the first and second quarters of 1996 due to the year to date loss. No income tax was recorded for 1995 due to the Company's accumulated net operating loss carryforward.

     NET INCOME (LOSS). The Company recorded net income of $247,000 or $.03 per share for the quarter ended June 30, 1996 compared to a net loss of $687,000 or $.15 per share for the quarter ended June 30, 1995 (fully diluted). For the six months ended June 30, 1996 the Company recorded a net loss of $33,000 or $.00 per share as compared to a net loss of $987,000 of $.22 per share (fully diluted) for the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the six months ended June 30, 1996, the Company's cash and short-term investments decreased $1,803,000 to $20,951,000.

Cash used in operating activities was $1,313,000 for the six months ended June 30, 1996. The primary uses of cash included increases in accounts receivable of $837,000 and other current assets of $340,000 and a decrease in accounts payable and accrued expenses of $788,000. These were partially offset by an increase in accrued compensation of $299,000 and depreciation and amortization recorded of $354,000.

Cash provided by investing activities was $1,276,000 for the six months ended June 30, 1996, which consists primarily of the sales and maturities of short-term investments of $19,469,000 partially offset by the purchase of short-term investments of $17,383,000 and the purchase of equipment and fixtures of $835,000.

Cash provided by financing activities for the six months ended June 30, 1996, was $329,000 related to issuance of common stock of $239,000, net proceeds from stock options exercised of $106,000 and proceeds from long-term debt of $51,000.

In July 1996, the Company closed on a secondary offering which netted the Company approximately $29,300,000.

The Company does not have any material scheduled commitments for capital expenditures. The Company believes that the cash and short-term investments of $20,951,000 at June 30, 1996, together with the prceeds from the recently completed offering, plus anticipated cash flows from operations, will be sufficient to fund its operations, capital requirements and expansion needs in the foreseeable future.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
          None
Item 2.  Changes in Securities
          None
Item 3.  Defaults upon Senior Securities
          None
Item 4.  Submission of Matters to a Vote of Security Holders

Summit Medical Systems, Inc. held its annual meeting of shareholders on April 25, 1996. There were 7,536,545 shares of common stock outstanding and entitled to vote at the annual meeting, and a total of 6,171,725 shares were represented at the meeting in person or by proxy. Matters voted on were the following:

1. Proposal to elect five directors, each for a one year turn:

                                    For          Withhold Authority
                                 ---------       ------------------
Edward F. Sweeney                6,164,605            7,120
Kevin R. Green                   6,164,605            7,120
Dennis H. Powers                 6,162,271            9,454
John M. Nehra                    6,164,605            7,120
Kent J. Thiry                    6,164,605            7,120

2. Proposal to amend the 1993 Stock Option Plan to increase the number of shares reserved for issuance upon exercise of options from 826,666 to 2,126,666 shares, and to effect certain other changes.

           For          Against         Abstain    Broker Non-Vote
        ---------      ---------        -------    ---------------
        4,286,193      1,131,502        51,275         702,755

3. Proposal to appoint Ernst & Young LLP as independent public auditors for the Company.

           For          Against         Abstain    Broker Non-Vote
        ---------      ---------        -------    ---------------
        6,169,079        1,280           1,366            0

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



                              Summit Medical Systems, Inc.
                              ----------------------------


Date  November 13, 1995        /s/ Anthony W. Rees
      -----------------        -----------------------
                               Anthony W. Rees
                               Chief Financial Officer