Form 10-Q
period 1996-09-30
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1996-11-14
CIK 946994

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________
                      Commission File Number ____________

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

The number of shares outstanding of the Registrant's Common Stock on September 30, 1996 was

                           9,335,638 shares $.01 Par

INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated statements of financial position--September 30, 1996 and December 31, 1995

         Consolidated statements of operations--Nine months ended September 30, 1996 and 1995

         Consolidated statements of cash flows--Nine months ended September 30, 1996 and 1995

         Notes to consolidated financial statements--September 30, 1996

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

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)


   ASSETS                                             SEPTEMBER 30  DECEMBER 31
                                                          1996         1995
                                                      ------------ ------------
Current assets
  Cash and cash equivalents                            $14,241,380  $ 2,035,399
  Short-term investments                                35,100,753   20,718,674
  Accounts receivable (net of allowance of $132,642
   and $101,397 respectively)                            7,113,659    6,309,745
  Note receivable -- officer                                28,272       59,632
  Other current assets                                   1,613,955      659,303
                                                       -----------  -----------
    Total current assets                                58,098,019   29,782,753

  Equipment and fixtures, net                            2,096,070    1,385,663
  Other assets, net                                        208,359      213,269
                                                       -----------  -----------
    Total assets                                       $60,402,448  $31,381,685
                                                       ===========  ===========
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses                $   999,420  $   728,940
  Accrued compensation                                   1,143,700      923,845
  Accrued royalties                                        305,391      332,773
  Deferred revenue                                           7,648      110,062
  Income taxes payable                                   1,362,814    1,334,967
  Note payable -- officer                                      --        17,991
  Notes payable and convertible debentures                     --        15,000
  Current portion of long-term debt                         16,246       13,278
                                                       -----------  -----------
    Total current liabilities                            3,835,219    3,476,856

Long-term debt

Shareholders' equity:                                       30,878       20,580
  Common stock, $.01 par value:
    Authorized shares -- 38,933,333
    Issued and outstanding shares -- 9,335,638
     at September 30, 1996; 7,515,565 at
     December 31, 1995                                      93,356       75,156
  Additional paid-in capital                            65,752,361   36,197,523
  Unrealized loss on investments                           (50,422)           0
  Accumulated deficit                                   (9,258,944)  (8,388,430)
                                                       -----------  -----------
    Total shareholders' equity                          56,536,351   27,884,249
                                                       -----------  -----------
    Total liabilities and shareholders' equity         $60,402,448  $31,381,685
                                                       ===========  ===========

See accompanying notes

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                SEPTEMBER 30               SEPTEMBER 30
                         -------------------------   -------------------------
                              1996        1995           1996         1995
                         -------------------------   -------------------------
Revenue:
  Software licenses      $ 1,817,382   $2,208,113    $ 6,840,679  $ 5,400,756
  Support and service      2,281,092    1,568,662      6,287,237    3,929,589
                         ------------------------    ------------------------
    Total revenue          4,098,474    3,776,775     13,127,916    9,330,345

Cost of Sales:
  Software licenses          224,122      385,173        854,625      786,097
  Support and service      1,203,280      811,363      3,225,262    2,253,296
                         ------------------------    ------------------------
    Total cost of sales    1,427,402    1,196,536      4,079,887    3,039,393

    Gross Profit           2,671,072    2,580,239      9,048,029    6,290,952

Operating expenses:
  Selling and marketing    1,898,982    1,481,886      5,974,036    4,180,836
  Research and development   950,684      281,838      1,969,639      889,113
  General and
   administrative          1,288,092    1,023,217      3,187,506    2,478,624
                         ------------------------    ------------------------
    Total operating
     expenses              4,137,758    2,786,941     11,131,181    7,548,573
                         ------------------------    ------------------------
Loss from operations      (1,466,686)    (206,702)    (2,083,152)  (1,257,621)

Interest income, net         630,008      206,989      1,230,440      270,685
                         ------------------------    ------------------------
Income (loss) before
 income taxes               (836,678)         287       (852,712)    (986,936)

Income tax expense               500        6,413         17,802        6,413
                         ------------------------    ------------------------
Net loss                 $  (837,178)  $   (6,126)   $  (870,514) $  (993,349)
                         ========================    ========================
Net loss per share:
  Primary                $     (0.09)  $    (0.00)   $     (0.11) $     (0.30)
                         ========================    ========================
  Fully Diluted          $     (0.09)  $    (0.00)   $     (0.11) $     (0.24)
                         ========================    ========================
Weighted average shares
 outstanding:
  Primary                  9,250,403    5,801,001      8,111,590    3,347,718
                         ========================    ========================
  Fully Diluted            9,250,403    6,195,200      8,111,590    4,187,758
                         ========================    ========================

See accompanying notes

SUMMARY MEDICAL SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
OPERATING ACTIVITIES:
  Net loss                                          $   (870,514)  $   (993,349)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                        575,128        385,507
    Changes in operating assets and liabilities:
     Accounts receivable                                (803,914)    (1,557,071)
     Other current assets                               (355,639)      (447,531)
     Accounts payable and accrued expenses              (257,722)       328,020
     Accrued compensation and royalties                  618,261        797,995
     Deferred revenue                                     27,847        241,212
                                                    ------------   ------------
      Net cash used in operating activities           (1,066,553)    (1,245,217)

INVESTING ACTIVITIES:
  Purchase of short-term investments                 (52,891,425)   (23,199,427)
  Sales and maturities of short-term investments      37,891,271      4,021,519
  Purchases of equipment and fixtures                 (1,307,672)      (835,267)
  Disposal of equipment and fixtures                      60,343            --
  Capitalized Software Cost                              (33,297)           --
                                                    ------------   ------------
      Net cash used in investing activities          (16,280,780)   (20,013,175)

FINANCING ACTIVITIES:
  Proceeds from long-term debt                            51,431         89,282
  Principal payments on long-term debt                   (38,164)        (3,170)
  Principal payments on note payable - officer           (17,991)        (7,031)
  Principal payments on convertible debentures           (15,000)           --
  Issuance of Common Stock                            29,450,282     23,721,021
  Net proceeds from exercise of common stock
   options                                               122,756         17,498
                                                    ------------   ------------
      Net cash provided by financing activities       29,553,314     23,817,600

Increase in cash and cash equivalents                 12,205,981      2,559,208
Cash and cash equivalents at beginning of period       2,035,399        168,211
                                                    ------------   ------------
Cash and cash equivalents at end of period          $ 14,241,380   $  2,727,419
                                                    ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest            $      4,429   $      3,746
                                                    ============   ============

See accompanying notes

SUMMIT MEDICAL SYSTEMS, INC.

Notes to Consolidated Financial Statements
September 30, 1996
(Unaudited)


NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1995 included in the Annual Report of the Company.

NOTE B-CASH, CASH EQUIVALENTS AND INVESTMENTS

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

RESULTS OF OPERATIONS

REVENUE:

     TOTAL REVENUE was $4,098,000 for the third quarter of 1996, an increase of $321,000 or 8% over the third quarter of 1995. For the nine months ended September 30, 1996, total revenue increased 41% to $13,128,000 compared to $9,330,000 during the comparable period of 1995.

     SOFTWARE LICENSE REVENUE primarily consists of sales of database software licenses, software upgrades and networking fees. Sales of software licenses were $1,817,000 for the third quarter of 1996, a decrease of $391,000 or 18% from the third quarter of 1995. This decrease is attributable to decreased corporate partner activity, organizational issues related to the sales division occuring during the quarter, the inability to close several large software system sales, and lower unit volume in non procedure modules and upgrades. For the nine months ended September 30, 1996, software license revenue increased 27% to $6,841,000 compared to $5,401,000 for the same period of 1995. This increase is attributable to increased unit volume in cardiology and a general price increase of cardiology modules.

     SUPPORT AND SERVICE REVENUE primarily includes an annual service fee, training fees, consulting, hardware and module development income. Support and service revenue was $2,281,000 for the third quarter of 1996, an increase of $712,000 or 45% over the third quarter of 1995. This increase is attributable to increased service fees related to the company's greater installed customer base, and increased consulting fees. For the nine months ended September 30, 1996, support and service revenue increased 60% to $6,287,000 compared to $3,930,000 for the comparable period of 1995 due to increased training and service fees.

COST OF SALES:

     TOTAL COST OF SALES was $1,427,000 in the third quarter of 1996, an increase of 19% or $231,000 over the same period of 1995. Total cost of sales for the nine months ended September 30, 1996 was $4,080,000, an increase of $1,040,000 or 34%. The increase in both periods relate to the increase in total revenue.

     COST OF SOFTWARE LICENSES was $224,000 for the third quarter of 1996, a decrease of $161,000 or 42% from the third quarter of 1995. This disproportionate decrease is a result of recognizing a larger percentage of revenue from sources which do not incur a royalty expense. For the nine months ended September 30, 1996 cost of software licenses was $855,000, an increase of $69,000 or 9% compared to the same period in 1995, due to increased software revenue offset by recognizing a larger percentage of revenue from sources which do not incur a royalty expense.

     COST OF SUPPORT AND SERVICE was $1,203,000 for the third quarter of 1996, and increase of $392,000 or 48% compared to the second quarter of 1995. The cost of support and service for the nine months ended September 30, 1996 was $3,225,000, an increase of $972,000 or 43%, compared to the same period in 1995. Both increases were due primarily to increased customer support costs related to the increase in support and service revenue and increased salary expense for personnel in the customer service and data management areas.

OPERATING EXPENSES:

     SELLING AND MARKETING expenses were $1,899,000 during the third quarter of 1996, an increase of $417,000 or 28% compared to the same quarter of 1995. This increase is primarily due to increased sales personnel and the hiring of additional marketing personnel. For the nine months ended September 30, 1996, selling and marketing expenses were $5,974,000, an increase of $1,793,000 or 43% compared to the same period of 1995 for the same reasons mentioned above.

     RESEARCH AND DEVELOPMENT expense was $951,000 in the third quarter of 1996, an increase of $669,000 or 237% compared to the same quarter of 1995. For the nine months ended September 30, 1996, research and development expense was $1,970,000, an increase of $1,081,000 or 122% over the same period of 1995. The increase is due primarily to the hiring of additional technical personnel and contractors to aid in the development of the Company's new Vista Elite(TM) and point of care longitudinal software systems.

     GENERAL AND ADMINISTRATIVE expense was $1,288,000 for the third quarter of 1996, an increase of $265,000 or 26% compared to the third quarter of 1995. For the nine months ended September 30, 1996 general and administrative expense was $3,188,000, an increase of $709,000 or 29% over the same period in 1995. The increase is due primarily to the hiring of additional executive and administrative personnel, higher legal and professional fees, and increased insurance expense.

     INTEREST INCOME, NET of interest expense was $630,000 for the third quarter of 1996, an increase of $423,000 compared to the third quarter of 1995. Interest income, net of interest expense was $1,230,000 for the nine months ended September 30, 1996, an increase of $960,000 compared to the same period in 1995. Both increases are due to the interest income earned on proceeds received from the Company's August 1995 and July 1996 public stock offerings.

     INCOME TAX EXPENSE. The Company recorded minimal income tax expense for the nine months of 1996 due to the year to date loss. No income tax was recorded for 1995 due to the Company's accumulated net operating loss carryforward.

     NET LOSS. The Company recorded a net loss of $837,000 or $.09 per share for the quarter ended September 30, 1996 compared to a net loss of $6,000 or $.00 per share for the quarter ended September 30, 1995 (fully diluted). For the nine months ended September 30, 1996 the Company recorded a net loss of $871,000 or $.11 per share as compared to a net loss of $993,000 or $.24 per share (fully diluted) for the same period in 1995. Fully diluted earnings per share reflect a decrease of $.09 per share for the third quarter ended September 30, 1996 compared to the third quarter of 1995 resulting from the increase in net loss offset by the increase in weighted shares outstanding due to the Company's two public stock offerings. Fully diluted earnings per share reflect an increase of $.13 per share for the nine months ended September 30, 1996 compared to 1995 resulting from the increase in weighted average shares outstanding, again due to the company's two public stock offerings.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, the Company's cash and short term investments increased $26,588,000 to $49,342,000.

Cash used in operating activities was $1,067,000 for the nine months ended September 30, 1996. The primary uses of cash included a net loss of $871,000, increases in accounts receivable of $804,000 and other current assets of $356,000 and a decrease in accounts payable and accrued expenses of $258,000. These were partially offset by an increase in accrued compensation of $618,000 and depreciation and amortization recorded of $575,000.

Cash used in investing activities was $16,281,000 for the nine months ended September 30, 1996, which consists primarily of the purchase of short term investments of $52,891,000 and the purchase of equipment and fixtures of $1,308,000 partially offset by the sales and maturities of short term investments of $37,891,000.

Cash provided by financing activities for the nine months ended September 30, 1996, was $29,553,000 related to the Company's follow-on stock offering in July 1996 which netted $29,450,000.

The Company has committed to purchase approximately $500,000 of office furniture and telephone equipment related to a pending corporate relocation. The Company believes that the cash and short-term investments of $49,342,000 at September 30, 1996, together with anticipated cash flows from operations, will be sufficient to fund its operations, capital requirements and expansion needs for at least the next 12 months.

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



                              Summit Medical Systems, Inc.
                              ----------------------------


Date November 14, 1996        /s/ Anthony W. Rees
     ------------------       -------------------
                              Anthony W. Rees, Vice President of Finance
                              and Chief Financial Officer