Form 10-K
period 1996-12-31
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1997-04-04
CIK 946994

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ______________

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                      or
               (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 0-26390

                         SUMMIT MEDICAL SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

         MINNESOTA                                               41-1545493
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

         10900 RED CIRCLE DRIVE
         MINNETONKA, MINNESOTA                                     55343
   (Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code:  (612) 939-2200
                           _________________________

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of Class)

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes   (X)            No   (  )

     The aggregate market value of the common stock held by non-affiliates of the registrant at March 25, 1997 was $27,961,433.50 based on the last sale price for the Common Stock as quoted on the Nasdaq National Market on that date.

     At March 25, 1997, 10,347,696 shares of the registrant's common stock were outstanding.

     Documents Incorporated by Reference:  Pursuant to General Instruction G(3),
     -----------------------------------
the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference from the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  (   )

================================================================================

                                    PART I

ITEM 1.  BUSINESS.
-----------------

GENERAL

     Summit Medical Systems, Inc. (the "Company" or "Summit") is a leading provider of clinical information systems and consulting services to the healthcare industry. The Company's database software enables healthcare providers to record, analyze and report detailed data on clinical, economic and patient-reported outcomes of medical procedures, disease treatments and other medical interventions. The Company also aggregates clinical data into national databases that provide valuable benchmarks of national practice patterns and clinical outcomes. The Company's customers include specialty physicians, hospitals, physician and hospital networks, managed care organizations and other healthcare payors, and pharmaceutical and medical device firms. These customers use the outcomes data captured by the Company's software and services to profile healthcare provider performance, demonstrate quality of care, identify cost-effective clinical practices and monitor cost factors. Customers also use the outcomes data for contracting with third party payors and managed care organizations, establishing quality assurance programs and complying with the informational demands of regulatory and accreditation agencies. The Company also offers provider management consulting, regulatory consulting and clinical trial management services.

     The Company currently offers database products primarily on two technology platforms: Crescendo!(TM) and Vista(TM). The Crescendo! platform is a Windows(TM)-based client/server, relational database application that facilitates point-of-care collection and retrieval of clinical information. The Crescendo! platform is designed for use in hospital cardiac catheterization and cardiovascular surgery programs. The Company introduced, in the second half of 1996, a Crescendo! Forte product, a comprehensive information database for use in high volume hospital cardiac catheterization and cardiovascular surgery centers, including medical research centers. The Company also is developing a standard Crescendo! product ("Crescendo! Basic") for medium and lower volume cardiac catheterization and cardiovascular centers that desire to collect a core set of outcomes measurements. To date, the Company has installed Crescendo! Forte in four sites. The Company intends to establish the Crescendo! platform as the Company's sole technology platform and to develop products using the Crescendo! platform for additional medical specialties after the Crescendo! platform has been fully developed for the cardiovascular market.

     The Vista platform is a Windows-based, flat file application, covering a product line of over 40 database software modules that is primarily used in five medical specialties: cardiac and thoracic surgery, cardiology, ophthalmology, urology and orthopaedics. The Company also has certain products on a DOS platform, which the Company intends to discontinue. Although the Company intends to continue to support the Vista platform, the Company will seek to migrate customers using Vista or DOS products to Crescendo! products as these products become available in each medical specialty.

     The Company offers a range of support services for its database products. Through its Continuous Quality Service ("CQS") package, the Company offers to customers of its cardiovascular products a combined three year software license and a program of implementation, training, data management and consulting services that is designed to increase the value obtained by the customer from the Company's database software. Company customers of products for other medical specialties may purchase implementation, training, support and data management services. The Company provides a range of consulting services through its subsidiaries, The BSM Consulting Group ("BSM"), a national healthcare consulting firm, and C. L. McIntosh & Associates, Inc. ("CLMA"), a provider of regulatory affairs consulting and clinical trial management services. The Company's consulting services are offered directly by these subsidiaries or in combination with sales of the Company's database software products.

     In late 1996, the Company introduced registry services related to the use of a particular medical device or therapeutic agent. These registries are designed to collect and report clinical information through Crescendo! platform software utilizing the world-wide web ("WWW"). Each registry will be sponsored by one or more medical device or pharmaceutical companies with an interest in the use of the particular device or drug.

RECENT DEVELOPMENTS

     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS. The financial statements included in this Annual Report reflect restatements of previously reported financial position and results of operations for the years 1994 and 1995 and the nine months ended September 30, 1996. The restatements are based on an investigation by the Company's management, auditors and outside counsel of the Company's accounting practices after concerns were brought to the attention of senior management and the Company's Board of Directors by a new chief financial officer on February 27, 1997. The restatements primarily involve revenue recognition practices related to certain sales of software licenses and related services including revenue recognized based on purchase commitments made by certain corporate marketing partners but prior to actual shipment of product ("partner commitments"), and revenue recognized in advance of actual shipment of product in other contexts ("pre-shipment recognition"). In addition, with respect to products first introduced in the second half of 1996, revenue had been recognized under CQS and Crescendo! contracts involving unfulfilled obligations, including commitments for future delivery of additional product features and performance of implementation and consulting services, and on a database development program based on negotiations with a prospective customer that were not finalized. Negotiations for this database development program were subsequently discontinued without an order.

     Consequently, the Company's financial statements have been restated to recognize revenue in the appropriate periods and defer revenue recognition on certain contracts until the conditions for such recognition have been satisfied. Corresponding adjustments to expenses associated with revenues have been made to cost of sales and operating expenses (primarily sales commissions) in each affected period as appropriate.

     These restatements had the net effect of reducing revenue for 1994, 1995 and the nine months ended September 30, 1996 by $1,052,000, $2,214,000 and $1,782,000, respectively. See Note 2 in Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Results of Operations." On a full year basis for 1996, using the Company's February 26, 1997 earnings announcement as a baseline, revenues for 1996 were reduced by $2,372,000. Of the cumulative revenue reductions of $5,638,000 through December 31, 1996, approximately $1.9 million related to partner commitments, $1.3 million to pre-shipment recognition, $1.7 million to CQS and Crescendo! contracts, $500,000 to the database development program and $200,000 to an increase in the reserve for customer returns and allowances. As to the partner commitments, revenue will be recognized in the future at time of shipment. The amount and timing of shipments under these partner commitments is uncertain and depends, in part, on the market demand for Vista products that are currently the only products covered by these commitments, the effect on demand for Vista products of the Company's decision to focus its development efforts on Crescendo! products, and the ability of the Company to enter into satisfactory arrangements with its marketing partners regarding the scope of database products and services to be sold under these arrangements. See "Sales and Marketing." As to pre-shipment recognition, shipments representing approximately $300,000 of these cumulative adjustments have occurred through March 31, 1997, and a significant portion of the remaining balance of $1.0 million is likely not to be realized.

     The following table summarizes the restatement of revenues for the three years ended December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of
Operations -- Restatement of Previously Issued Financial Statements" for further information on the restatements by quarter.


                       SUMMARY OF RESTATEMENT OF REVENUE

                          Year Ended          Three Months Ended,      Year Ended         Three Months Ended,        Year Ended
                                       --------------------------------           ----------------------------------
                              Dec 31,  March 31 June 30  Sep 30  Dec 31  Dec 31,  March 31 June 30  Sept 30  Dec 31     Dec 31,
                               1994     1995     1995     1995    1995    1995     1996      1996     1996    1996       1996(1)
                               ----     ----     ----     ----    ----    ----     ----      ----     ----    ----       ----
                                                                     (Dollars in thousands)
Revenue before restatement:
 Software and service        $ 8,420  $ 2,158  $ 2,494 $ 3,373  $ 3,950  $11,976  $ 3,383  $ 4,575   $3,350   $2,133   $13,441
 Consulting                    3,905    1,407    1,467   1,325    1,521    5,720    1,547    1,457    1,531    1,568     6,103
                              ------    -----    -----   -----    -----   ------    -----    -----    -----    -----    ------
Total revenue before
 restatement                 $12,325  $ 3,565  $ 3,961 $ 4,698  $ 5,471  $17,696  $ 4,930  $ 6,032   $4,881   $3,701   $19,543
                              ======    =====    =====   =====    =====   ======    =====    =====    =====    =====    ======

Revenue after restatement:
 Software and service        $ 7,368  $ 1,790  $ 2,473 $ 2,430  $ 3,069  $ 9,762  $ 3,142  $ 3,887   $2,497   $1,543   $11,069
 Consulting                    3,905    1,407    1,467   1,325    1,521    5,720    1,547    1,457    1,531    1,568     6,103
                              ------    -----    -----   -----    -----   ------    -----    -----    -----    -----    ------
Total revenue after
 restatement                 $11,273  $ 3,197  $ 3,940 $ 3,755  $ 4,590  $15,482  $ 4,689  $ 5,344   $4,028   $3,111   $17,172
                              ======    =====    =====   =====    =====   ======    =====    =====    =====    =====    ======

                             Three Years Ended
                             December 31, 1996
                             -----------------
Revenue before restatement:
 Software and service            $33,837
 Consulting                       15,728
                                  ------
Total revenue before
 restatement                     $49,565
                                  ======

Revenue after restatement:
 Software and service            $28,199
 Consulting                       15,727
                                  ------

Total revenue after
restatement                      $43,926
                                  ======

(1) Represents adjustments to revenue as reported in the Company's February 26, 1997 earnings announcement.

          The Company's policies for recognizing revenue in the restated financial statements contained herein, and its policies for recognizing revenue in the future, are as follows:

          SOFTWARE LICENSES AND UPGRADES. The Company recognizes revenue from sales of software licenses upon shipment, provided that no significant vendor and post-contract support obligations remain outstanding and that collections of resulting receivables are probable.

          SUPPORT AND SERVICE. Periodic agreements for customer support and service are recognized over the agreement period using the straight-line method. All other service revenue, including training, implementation and consulting fees, are recognized upon performance of the applicable services.

          SOFTWARE LICENSE WITH OTHER SIGNIFICANT VENDOR OBLIGATIONS. The Company will recognize revenue under agreements requiring significant vendor obligations such as installation, testing interface, and systems integration when all of the following obligations have been satisfied:
          (i) delivery has occurred; (ii) system installation, testing, integration and on-site consulting assistance has been completed; (iii) customer acceptance has been received; and (iv) collectibility is probable. If a significant portion of the revenue is due beyond twelve months of the date of the agreement, revenue will be recognized as each annual payment becomes due. In addition, certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage of completion basis, subject to probability of collection.

     The Company has retained outside counsel, with the assistance of independent accounting advice, to investigate on behalf of the Company the facts and circumstances surrounding the restatements. The investigation is continuing under the direction of the Audit Committee of the Company's Board of Directors. The Board of Directors has appointed W. Hudson Connery, Jr., as Interim Chairman of the Board of Directors, with the responsibility for overseeing the preparation and filing of this Annual Report and the preparation of the restatements. In addition, the Company hired Richard Willemin as Interim Chief Financial Officer on March 17, 1997. The Board of Directors has established that Mr. Willemin reports directly to Mr. Connery with respect to filings with the Securities and Exchange Commission (the "Commission") and financial statement matters.

          The Company has been named as a defendant in three federal court securities putative class actions captioned Jong E. Lee v. Summit Medical
                                            -----------------------------
Systems, Inc., Mathias Faue, George E. and Patricia E. Faue, Janice
-------------  ----------------------------------------------------
Mc Quiston v. Summit Medical Systems, Inc., Edward F. Sweeney, Kevin R. Green,
-----------------------------------------------------------------------------
Anthony W. Rees, Kent J. Thiry, Dennis M. Powers, John M. Nehra, and Judith Anne
---------------------------------------------------------------      -----------
Jacobson v. Summit Medical Systems, Inc., each filed in United States District
---------------------------------------
Court of the District of Minnesota on March 10, 1997, March 26, 1997, and March 31, 1997, respectively. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements. In each action, the plaintiffs seek a declaration that the action be certified as a class action and compensatory damages for losses incurred as a result of each alleged misleading public disclosures. The Company believes these actions are without merit and intends to defend against them vigorously.

     The Company has been informed by the Division of Enforcement of the Commission, through service of a subpoena on March 25, 1997, that the Commission is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation.

     The Company expects to incur significant legal and accounting fees in connection with the investigation of the Company's revenue recognition practices, the Commission's investigation and the three shareholder class actions filed on March 10, 1997, March 26, 1997, and March 31, 1997. These fees will be included in operating expenses as incurred in the first quarter of 1997 and subsequent quarters.

     CQS PACKAGE. In September 1996, the Company began to offer its CQS package primarily to customers of cardiovascular database software products. The CQS package is intended to position the Company with the customer as an on-going provider of clinical information services rather than focusing on a single software sale to the customer. Under this program, the customer purchases a three-year license for the Company's cardiovascular database software and a series of related services that are designed to increase the value obtained by the customer from the database software. These services include an initial six-month regimen of on-site installation, operational training and system integration support. Additional services provided under the CQS package include semi-annual advanced training, data quality assurance reviews and data analysis by the Company's healthcare consultants. The CQS package also provides software updates during the term of the license as new technologies become available.

     ACQUISITION OF C. L. MCINTOSH & ASSOCIATES, INC. On December 31, 1996, the Company acquired CLMA in a stock-for-stock merger, accounted for as a pooling of interests. CLMA is a provider of regulatory affairs consulting and clinical trial management services, primarily focused on assisting healthcare companies obtain and maintain Food and Drug Administration ("FDA") approval to market medical devices and biological and pharmaceutical products. CLMA designs and manages clinical trials for manufacturers, which includes providing statistical analysis and reporting clinical study results. CLMA also assists clients to develop appropriate regulatory strategies for product submissions and to prepare these submissions. CLMA also assists clients to obtain and maintain necessary manufacturing and quality certifications and to respond to adverse audit reports from the FDA. In addition, CLMA provides customized quality and regulatory training programs for clients' employees who are involved in meeting FDA regulatory requirements. The acquisition of CLMA is intended to expand the Company's capabilities as a provider of healthcare information services by providing an entry into the clinical research organization market. The Company also believes that its database technologies may enhance the development of CLMA's clinical research business by offering more efficient means to collect, aggregate and analyze clinical data. The success of the CLMA acquisition will depend on a number of factors that are subject to uncertainties and risks. See "Services-C. L. McIntosh & Associates, Inc."

     ACQUISITION OF JOINT VENTURE INTERESTS. During the past two years, the Company has invested approximately $13 million in cash, warrants, and stock options in two transactions to acquire client/server database technology developed at Duke University ("Duke Technology"). This technology has been the basis for the Company's Crescendo! platform. On December 29, 1995 the Company entered into a software license agreement for the Duke Technology and formed a joint venture limited liability company, Cordillera L.L.C. ("Cordillera"), with Duke University ("Duke") and three nationally recognized Duke cardiologists, Drs. Donald Fortin, Robert Califf and Harry Phillips. On December 31, 1996, the Company entered into a reorganization agreement (the "Reorganization Agreement") pursuant to which the Company acquired the outstanding equity interests and all options to acquire equity interests in Cordillera, which were not held by the Company. Under Dr. Fortin's leadership, Cordillera has been engaged in the development of the Crescendo! platform and WWW technologies to be employed in the Company's registries. In conjunction with the Reorganization Agreement, Dr. Fortin joined the Company as Vice President and Chief Scientific Officer and Drs. Califf and Phillips continued as consultants to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments." The success of the Cordillera acquisition will depend on a number of factors that are subject to uncertainties and risks. See "Products."

     CONSOLIDATION OF TECHNOLOGY PLATFORM AND MIGRATION STRATEGY. Upon the appointment of Dr. Donald Fortin as Chief Scientific Officer of the Company, in January 1997, the Company accelerated its review of its technology strategies. This review was based, in part, on the Company's belief that customers in the health information systems market increasingly demand client/server technologies and that these technologies provide improved product performance. The review also considered the costs associated with the Company's product development projects in process at the end of the year and the length of time required to complete these projects. Following this review, in February 1997, the Company adopted a new technology strategy to focus its future development efforts and business on client/server and WWW technologies developed by its Cordillera subsidiary. As a consequence, the Company ended its project to develop Vista Elite, a Vista-platform product with additional decision support modules, which had incurred substantial development costs in 1996. The Company believes that the consolidation of its products on a single technology platform will enable the Company to control development costs and sales and support expenses associated with the operation of multiple technology platforms to introduce new products more quickly, and to focus the Company's products and services on technologies that the Company believes more closely match market requirements. The adoption of this technology strategy involves product development and market risks that may cause the Company's actual results to differ significantly from its current estimates. See "Products."

     The Company has introduced the Crescendo! platform in the cardiovascular markets and intends to adapt this platform for other medical specialties. As the Crescendo! platform products become available, the Company will seek to migrate its Vista customers to these products. During this development period, the Company intends to support its current Vista customers by continuing to provide its existing Vista products and services and by releasing a new version of Vista in 1997. In addition, as the Company discontinues its DOS products, it will seek to migrate these customers to either the Crescendo! or Vista platforms, as appropriate, during the next twelve months.

     COST REDUCTION PROGRAM AND SEVERANCE PAYMENTS. In March 1997, the Company established a cost reduction program to reduce the number of employees throughout the Company, except at BSM and CLMA, and closed the operations of Medical Information Systems Company, Inc. ("MIS"), the Company's subsidiary located near Boston. Twenty-nine positions were eliminated, reducing the number of employees from 208 at December 31, 1996 to 179 at March 25, 1997. This staff reduction relates primarily to the Company's decision to end the Vista Elite development program and to control development costs in general by focusing on a single technology platform. The cost reduction program and the closing of MIS will result in a charge in the first quarter of 1997 for severance and other related expenses.

     REGISTRY AGREEMENT. On February 3, 1997, the Company entered into an agreement with Eli Lilly and Company ("Eli Lilly") to participate in a pilot program for a registry to collect, analyze and report on the use of a platelet aggregation inhibitor (the "Inhibitor") during coronary interventions, which is marketed by Eli Lilly. Under the pilot program, the Company will collect from ten participating cardiac catheterization laboratories data on the use of the Inhibitor including patient selection criteria and protocols, clinical outcomes, costs and resource utilization and patient-reported outcomes (satisfaction with treatment as well as restoration of quality of life). The registry will provide longitudinal data by collecting data at the time of the initial intervention and at follow-up patient encounters. Data will be entered by the participants on-site at the cardiac catheterization laboratories primarily through an on-line system using WWW pages. The on-line system will use digital signatures and file encryption to insure safe transmission of information to the database repository. Participating laboratories will receive aggregated information from the registry on a monthly basis, including cost, utilization and outcomes analyses regarding Inhibitor treatments and benchmark data with respect to Inhibitor use at other laboratories. The registry is a pilot program subject to significant product development and market acceptance risks. See "Products-Registries."

     AAOS VENDOR AGREEMENT. In March 1997, the Company entered into an agreement with the American Academy of Orthopaedic Surgeons ("AAOS") to be a certified vendor of AAOS' MODEMS(TM) (Musculoskeletal Outcomes Data Evaluation Management System) Program. The MODEMS Program is designed to compile data on clinical outcomes related to specific orthopaedic medical procedures and interventions that will be aggregated into a national database. The MODEMS Program measures patient functionality and quality of life factors through patient questionnaires in four categories: lower limb, upper extremity, pediatrics and spine. The Company is or will be one of approximately six vendors certified by AAOS to market the MODEMS Program. Under the agreement, the Company will pay AAOS an initial fee of $27,500, and an annual fee equal to 10% of sales that exceed $200,000 in the applicable year. The agreement does not and will not restrict the Company's activities regarding its orthopaedic clinical outcomes programs.

     LINK MEDICAL LETTER OF UNDERSTANDING. Under a Letter of Understanding ("LOU") dated February 6, 1997, between the Company and Link Medical, Inc. ("Link"), the Company has agreed to use Link's LINKTools(TM) integration software and related programming services to interface the Company's various software products with medical devices and computer systems of its customers. The LOU requires the Company to use LINKTools for all interfaces for the Company's Vista software product, unless LINKTools is not reasonably adequate with respect to a particular installation. The Company may, at its option, use LINKTools with other Company products, such as Crescendo!, under the terms set forth in the LOU. Under the arrangement contemplated by the LOU, the Company will pay a royalty only on each copy of LINKTools activated, with activation occurring when an interface is actually activated at a customer's location. The LOU has a term of three years and the parties are required to renegotiate a new agreement six months prior to its scheduled termination. The Company and Link anticipate that a formal agreement incorporating the terms of, and replacing, the LOU will be executed within 60 days after the execution of the LOU.

PRODUCTS

     INTRODUCTION. The Company offers Crescendo! Forte, a comprehensive information database application for use in high volume hospital cardiac catheterization and cardiovascular surgery centers, including medical research centers. The Company is also developing Crescendo! Basic for medium and lower volume cardiac catheterization and cardiovascular centers that desire to collect a core set of outcomes measurements. These Crescendo! products are marketed and sold by the Company's direct sales force and telesales staff. The Company also offers its Vista product line of over 40 database software modules that is primarily used in five medical specialties: cardiac and thoracic surgery, cardiology, ophthalmology, urology and orthopaedics. The Vista products are marketed and sold by the Company's telesales staff and national vendors of healthcare products under joint marketing arrangements. See "Sales and Marketing."

     GENERAL. The Company's software is designed to capture and organize the clinical data that healthcare providers require to compete effectively in today's healthcare market. The software includes analytical tools for reviewing the data of healthcare providers, enabling them to improve their clinical efficiency and quality of medical care. Company customers can use the data reports to profile healthcare provider performance, demonstrate quality of care, identify cost-effective clinical practices and monitor cost factors. Using the report generating functions of the software, customers can communicate their analysis of outcomes data to patients, managed care organizations and regulatory and accreditation agencies, as well as internal peer review and quality assurance committees and organizations. The Company also aggregates, manages and reports the data generated by its customers into national databases for certain medical specialties to provide national benchmarks of national practice patterns and clinical outcomes for comparison with the data generated by individual customers.

     The software includes analytical tools that organize the information collected in the healthcare provider's database and provide meaningful measurements of such provider's clinical outcomes data. The software affords convenient access to the information in the database, allowing patient records to be searched by data field, and includes functions for generating patient listings, frequency tables, cross tabulations and statistical analyses from the healthcare provider's database.

     The Company's software features enable efficient and accurate data collection. Data from a healthcare provider's other information system or certain diagnostic equipment can be accessed by the software. The software's automatic data entry function enables the healthcare provider to enter data efficiently by calling up only the screens required for further data entry. In addition, the software can calculate the entry of certain data fields that can be derived from data already entered in the database. The software provides for automatic validity checks for certain data fields that prompt a review of an entry if it falls outside certain parameters or is inconsistent with another entry. The software's data collection features include an on-screen help system that provides guidance on the use of the software, as well as data entry menus and field definitions that give assistance in making the correct data entries. The edit feature of the software allows healthcare providers to customize their software to add data fields that they consider relevant or that payors or other organizations require them to collect. To protect the confidentiality of patient data, the software contains an extensive security system that, among other features, allows physicians in a group practice or hospital to access only the records of each individual physician's patients.

     The software enables healthcare providers to communicate their clinical outcomes effectively and efficiently. Specifically, the software includes a graphics package for charting and graphically displaying clinical outcomes using bar charts, pie charts and three-dimensional charts. The graphics package also allows healthcare providers to record digitized images from diagnostic tests, such as an angioplasty report, in their databases. In addition, the document processing functions can streamline the production of referring physician letters, operative notes and discharge summaries.

     Company customers who choose to participate in a national database can receive reports from such national databases that contain information on trends in procedure utilization and outcomes (including, but not limited to, mortality and morbidity), as well as information on statistical analyses of the relationship between medical risk factors and outcomes. The information provided by the national databases can be used with the information contained in the healthcare provider's database to compare the healthcare provider's practice patterns and clinical outcomes to national benchmarks. These comparisons can be used by healthcare providers to compete for contracts based on outcomes and to establish or enhance clinical or operational practices.

     CRESCENDO! The Crescendo! platform is a Windows-based client/server, relational database application that facilitates point-of-care collection and retrieval of clinical information. The platform is intended to be scaleable to function in a range of configurations depending on the customer's requirements. The Company intends to establish the Crescendo! platform as the Company's sole technology platform and to develop products using the Crescendo! platform for additional medical specialties after this platform has been fully developed for the cardiovascular market. The Crescendo! platform is designed to allow multiple users access to accurate clinical, economic and patient-reported information and to reduce the overall cost of data acquisition. The platform uses a point-of-care design, in which data entry follows the care process to allow concurrent data collection and analysis. To reduce redundant data entry and increase the accuracy of data, the Crescendo! platform interfaces with hemodynamic equipment and other clinical equipment and communicates with the healthcare provider's hospital information systems utilizing industry standard protocols. This platform provides longitudinal tracking of outcomes data. The Crescendo! platform employs a standard word processing program, Microsoft Word for Windows 7.0(TM), to generate detailed, chart ready reports. In addition, the Crescendo! platform runs a number of predefined reports, including outcomes reports, population reports, profiling reports and productivity reports, as well as ad-hoc queries to further assist in a healthcare provider's analysis of outcomes data.

     The client application of the Crescendo! platform conforms to Windows 95(TM) standards and incorporates many of the features common in the Windows operating environment. The Crescendo! platform provides database and interface utilities that permit the customer to customize the database selections and user interface. The platform uses Microsoft SQL Server for Windows NT(TM) as the relational database engine for distributed client/server computing.

     The Crescendo! platform is presently designed for use in hospital cardiac catheterization and cardiovascular surgery programs. In the second half of 1996, the Company introduced a comprehensive information database product, called Crescendo! Forte, for use in high-volume, hospital cardiac catheterization and cardiovascular surgery centers, including medical research centers. The Crescendo! Forte product includes clinical modules on cardiac catheterization (diagnostic and interventional), adult cardiac surgery, in-hospital quality assurance, patient history and physical examinations. In addition, the Company is developing electrophysiology, echocardiography, stress testing and nuclear testing modules. The Company anticipates offering these additional modules to customers in late 1997. Moreover, the Company is developing Crescendo! Basic, a database system for medium and lower volume cardiac catheterization and cardiovascular centers that desire to collect a core set of outcome measurements.

     The Company has limited operating experience with the Crescendo! products. There can be no assurance that these products will achieve market acceptance or that the failure to do so will not have a material adverse effect on the Company's business, financial condition and results of operations. These products, when first released by the Company, may also contain undetected difficulties or defects that, despite testing by the Company, are discovered only after they have been installed by customers. There can be no assurance that such difficulties of defects will not be discovered in the future, causing significant customer relations issues, delays in product introduction and shipments, or requiring design modifications that could adversely affect the Company's competitive position, business, financial condition and results of operations.

     VISTA. The Company offers its Vista-platform database software for use primarily in five medical specialties: cardiac and thoracic surgery, cardiology, ophthalmology, urology, and orthopaedics. The Vista products includes over 40 database software modules in these medical specialty markets. On the Vista-platform, the Company also offers additional database software modules for selected medical specialties that measure cost, health status and patient satisfaction and inventory control.

     The Vista database modules may be bundled within a certain medical specialty to form an integrated software solution that compiles data on clinical outcomes for certain medical procedures, as well as data on costs and patient health status and satisfaction. The cost containment module is designed to provide cardiac catheterization laboratories and cardiac surgery centers with the ability to analyze costs and reimbursements by margins, patient, physician or diagnostic related group. This module combines both clinical and financial information for comparison of resource utilization trends among patients with similar medical profiles. Healthcare providers can analyze practice patterns, including choice of technology, device and drug costs and labor usage, to improve operational efficiency. In addition, the hospital, group practice or physician can use the cost containment module to project cost outcomes by modeling different clinical pathways. The health status and patient satisfaction module bundles two patient-derived outcomes measurement tools: (i) a quality of life application, incorporating the SF-36 health status survey, and (ii) one of three patient satisfaction surveys measuring the patient's satisfaction with the medical care received from the healthcare provider. The SF-36 health status surveys can be completed by patients both prior to, and at selected intervals following, a course of treatment. The application identifies changes in a patient's general health and functional status due to either a diagnostic treatment, particular procedure or therapeutic treatment. The patient satisfaction surveys may be administered to patients on a routine basis to identify levels of, and changes in, patient satisfaction. The inventory control module is designed to be used in conjunction with the Company's cardiology modules in hospitals. This module allows tracking of inventory using bar coding technology along with a database which shares information with the Company's cost containments and procedure modules.

     The Vista platform is a Windows-based, flat file application, that operates on IBM or IBM-compatible personal computers. The platform format also includes an automatic document processor, multi-tasking features, user-defined customization, embedded medical images and a security system. The Vista platform is capable of operating on a network, thereby allowing concurrent access to a database from several locations. The Company has developed interfaces between its Vista platform and the hemodynamic equipment of leading manufacturers and a majority of the information systems of major vendors for healthcare facilities. These interfaces enable the Company's Vista modules to import data directly from a hospital's or practice group's existing information systems. Although the Company intends to continue to support the Vista platform, the Company will seek to migrate its customers using the Vista platform to products on the Crescendo! platform as they become available in each medical specialty. The Company's operating results may be adversely affected by a continued deterioration of Vista product sales and by a failure of the Company to implement successfully its strategy to migrate its Vista product customers to Crescendo! products.

     DOS. Prior to 1994, all of the Company's modules operated in a DOS environment, and a significant number of the Company's installed base is comprised of DOS modules. Since the Company currently offers all of its procedure modules in its Windows format, the Company is offering software upgrades to its DOS customers to migrate to the Windows-based Vista or Crescendo! products for a separate fee. During this migration period, the Company intends to continue to provide support for its DOS modules.

     WELLCAST R.O.I. Wellcast R.O.I. is a decision-support product line in a Windows-based environment. Wellcast R.O.I. models the financial return on investment in health promotion. Specifically, Wellcast R.O.I. calculates both the future medical costs of specific diseases and the economic impact of temporary or permanent loss of employment due to such disease. Wellcast R.O.I. modules allow the customer to forecast the results of prevention programs prior to incurring costs associated with preventative activities. Wellcast R.O.I. customers include hospitals, wellness centers, managed care organizations, pharmaceutical manufacturers and payors.

     REGISTRIES. In late 1996, the Company introduced registries that employ the Crescendo! technology and on-line systems using WWW technologies to collect and report clinical information related to the use of a particular medical device or a specific therapeutic agent at a specific site. A registry may be sponsored by one or more medical device manufacturer or pharmaceutical companies who would pay for the development and ongoing maintenance of the registry. A registry may focus on capturing a limited set of data elements necessary to review the clinical efficacy and economic implications of a device or drug and to identify the clinical practices associated with such device or drug. Factors tracked by a registry may include: patient demographics, patient risk profiles, healthcare provider demographics, clinical protocols, complications and outcomes of interventions, costs and economic indicators and long-term patient follow-up. The collection technologies and minimum data sets intended for the registries will be designed to provide the sponsors, healthcare providers and payors with insights into efficient clinical practices while minimizing the data collection burden on the healthcare provider. The data compiled through specific on-site reporting can be aggregated into a national database to be used by other healthcare providers.

     On February 3, 1997, the Company entered into an agreement with Eli Lilly to participate in a pilot program for a registry to collect, analyze and report on the use of a platelet aggregation inhibitor marketed by Eli Lilly during coronary interventions. See "Recent Developments-Registry Agreement." The Company's program with Eli Lilly for registry services is in the development stage and, in general, the Company has limited operating experience with registry products. There can be no assurance that the Company's registry products will achieve market acceptance.


SERVICES

     CQS PACKAGE. The Company offers its CQS package to customers of its cardiovascular database software products, which consists of an array of arrangements and services intended to position the Company with the customer as an on-going provider of clinical information services rather than focusing on a single software sale to the customer. Under the CQS package, the customer purchases a three-year license for the Company's cardiovascular database and a series of related services that are designed to increase the value obtained by the customer from the database software. These services include an initial six month regimen of on-site installation of, and operational training in the use of, the software as well as system integration support. Additional services provided under the CQS package include initial and subsequent semi-annual advanced training, data quality assurance reviews and data analysis by the Company's healthcare consultants. During the term of the license, the CQS package also includes software updates as such become available.

     The Company provides to customers a comprehensive implementation and training process under the CQS package. This process includes pre-installation profiling of the customers' requirements, system configuration and development of an implementation plan. The Company provides on-site implementation and training services in which the software is installed and tested by the Company, comprehensive system training, including data capture, data entry and basic reporting, and workflow assessment services. During the applicable installation period, the Company conducts monthly status calls with the customer to review progress on the implementation plan and address any customer issues. After software installation, the Company provides an on-site assessment, including a data quality assurance check and advanced training in reporting and use of data. As part of the CQS package, the Company contracts with the customer to conduct standardized analysis and interpretation of the customer's outcomes data, including analyses of practice patterns, referral patterns, payor profiles, resource utilization and procedure profitability. The Company also provides consulting services in payor contracting, such as contract analysis and capitation strategies, RFP responses and accreditation and certification processes.

     CUSTOMER SERVICES. Although the Company offers the CQS package to its cardiovascular customers, the Company also offers to other customers a range of other support and services, including the following support and services.

     Implementation Services. The Company offers implementation services at the time of a software purchase, for which the Company charges an additional fee. These services include a survey of the customer's existing information systems and an analysis of the hardware, interface, networking, data conversion and personnel needs of the customers. The implementation services also include advanced training for the customer's personnel.

     Customer Training. All of the Company's customers are encouraged to attend the Summit Training Institute, or schedule on-site training for those individuals managing a Company-provided database, for which the Company charges a fee. Instruction is provided on a continuous schedule at the Company's headquarters or as specified by the customer for on-site training. The Company also offers advanced training for existing customers.

     Customer Service and Support. The Company usually provides basic customer services and support for six months after installation of the software and thereafter, the Company charges an annual fee for these customer services and support. Included in the basic customer services are: access to a toll-free hot line to answer questions ranging from installing the software to creating customized reports; technical assistance on software and hardware; and format designs and migration of data from the healthcare provider's information systems into the Company's database.

     Data Management Services. In addition to its standard customer service, the Company provides assistance to users requiring data management services, including assistance in gathering and analyzing data from their files and the national databases. These additional data analyses and more in-depth analyses are provided on a fee-for-service basis. The Company intends to expand its data analyses services to assist healthcare providers in specialized analysis for presentations or negotiations with managed healthcare organizations, other third party payors and accreditation and regulatory agencies.

     CONSULTING SERVICES.   The Company provides a range of consulting services
through its subsidiaries, BSM, a national healthcare consulting firm, and CLMA, a provider of regulatory consulting and clinical trial management services.

     The BSM Consulting Group.   BSM is a national healthcare consulting firm,
providing consulting services to healthcare providers, pharmaceutical and medical device firms. BSM offers a range of advisory services to its clients for effectively competing in health care environments, including strategic planning, data analysis and presentation for marketing to payors and negotiation skills training. BSM also assists healthcare providers in forming integrated healthcare provider networks and mergers and acquisitions. The Company intends to develop products which integrate the use of its clinical outcomes software and BSM's related consulting services. After the Company's software has been installed at a healthcare provider site, opportunities exist to consult with a healthcare provider on the uses of the data from the database, the packaging of the data for external reporting and the management of the data for internal quality assurance. The Company believes that creating this ongoing relationship also enhances the opportunities for the sale of additional and new products and services in a healthcare organization. The above discussion includes forward looking statements designed to provide investors with an overview of the Company's strategy to integrate and leverage BSM's business. There can be no assurance that the Company will be able to integrate successfully BSM's business with the Company's software business or obtain the expected benefits of BSM.

     C. L. McIntosh & Associates, Inc. CLMA is a provider of regulatory affairs consulting and clinical trial management services, primarily focused on assisting medical companies obtain and maintain Food and Drug Administration ("FDA") approval to market medical devices, and biological and pharmaceutical products. CLMA also designs and manages clinical trials for manufacturers, including statistical analysis and reporting of clinical study results. CLMA assists clients to develop appropriate regulatory strategies for product submissions and to prepare regulatory submissions. CLMA also assists clients to obtain and maintain necessary manufacturing and quality certifications and to respond to adverse audit reports from the FDA. In addition, CLMA provides customized quality and regulatory training programs for clients' employees who are involved in meeting FDA regulatory requirements. The Company's success will depend, in part, on its ability to integrate CLMA into the Company's operations. There can be no assurance that the anticipated benefits from the acquisition of CLMA will be realized or that the Company will be able to effectively market the services of CLMA.

NATIONAL DATABASES

     The Company maintains and manages national databases for two national medical associations, the Society of Thoracic Surgeons ("STS"), and the American Society of Cataract and Refractive Surgery ("ASCRS"), for cardiac and thoracic surgery and ophthalmology, respectively. In addition, the Company has an agreement with the American College of Cardiology ("ACC") to become a certified software vendor to participants in the ACC National Database. These databases provide valuable benchmarks of national practice patterns and clinical outcomes against which individual healthcare providers can compare their own performance. The affiliations with STS, ASCRS and ACC are also valuable marketing relationships that provide the Company with access to the membership of these associations. The Company pays royalties or fees to each of these medical association, and has the right to use of the name and logo of these associations.

     STS National Database. The procedure modules for cardiac and thoracic surgery have been developed under a contract with STS. STS is a leading medical specialty society representing cardiac and thoracic surgeons, with approximately 3,000 members in the United States and Canada, including an estimated 70% of cardiac and thoracic surgeons in the United States. The Company uses STS's name and logo in promoting the STS-sponsored procedure modules, while STS promotes the Company's software and national databases in publications of STS and by other means. The information collected from these programs is included in STS-sponsored national databases, which currently include patient records for approximately 700,000 procedures in cardiac and thoracic surgery. The Company produces and distributes an annual report on the national database, as well as up to three special analyses per quarter for each participant.

     The Company's agreement with STS was originally executed in April 1990 and is effective through December 31, 1998. The Company is the copyright owner of the software, documentation and other materials created pursuant to the agreement, while STS is the copyright owner of the remaining data in the associated national database, the information format design used in the software and all reports and information derived by either the Company or STS from the national database. As a result of STS's ownership and certain other rights, the Company may not use any data submitted to the national database to develop commercial applications other than for the Company's cardiac and thoracic surgery procedure modules, without the consent, licensing or similar agreement of STS. The STS database is open to allow participants to enter data in the national database using the software of other vendors provided the data conforms to the standard definitions and format of the national database created by the Company and STS. In the event the Company's agreement with STS is terminated by the Company or by STS due to the Company's material breach of the agreement or inability to fulfill the agreement, the Company must assign its rights in the software, documentation and materials, including source code, that are created pursuant to the agreement, and must deliver copies of this source code, to STS. Upon termination of the Company's agreement with STS under any other circumstance or if STS chooses not to extend the agreement, the Company will retain all ownership rights to the software associated with STS-sponsored procedure modules, and STS would be required independently to develop, either directly or through a substitute vendor, the software necessary to continue the national database.

     ASCRS National Database. The ophthalmology modules have been developed under a contract with ASCRS. ASCRS is a subspecialty medical association representing ophthalmology subspecialists. The Company uses ASCRS's name and logo in promoting ASCRS-sponsored module, while ASCRS promotes the software and national database in publications of ASCRS and by other means. The information collected from these modules is included in the ASCRS-sponsored national database, which currently contains patient records for approximately 40,000 ophthalmology procedures.

     The Company's agreement with ASCRS was originally executed in February 1994 and is effective until February 18, 1999, and will automatically renew for another five year period unless either party provides notice 180 days prior to February 18, 1999. The Company is the copyright owner of the software, documentation and other materials created pursuant to the agreement, and the Company and ASCRS are the co-owners of the copyright for the data in the associated national database and all reports based thereon. Upon termination of the agreement, ASCRS has the right to purchase the Company's interest in the ASCRS national database; however, in the event of an offer by ASCRS, the Company first has a right to purchase the interest of ASCRS in the national database on the same terms as the ASCRS offer.

     ACC National Database.   The Company executed an agreement with ACC in
March 1997, which replaces the parties' February 1991 agreement for the ACC National Database. Under the March 1997 agreement, ACC will maintain the database containing the ACC National Database, by collecting, analyzing and reporting on the data provided to it by participants. The Company has the non-exclusive right to develop and implement software to enable participants to enter data into the ACC National Database in the format, and using the transmission specifications, required by ACC. The Company has six months from the effective date of the agreement to demonstrate to ACC that the Company's software meets such requirements, and thereafter, on an annual basis, ACC will review such software to ensure that it complies with the then-current ACC National Database format and ACC specifications. Upon ACC's approval of the Company's software, the Company will be deemed a certified vendor of

ACC entitled, among other things, to use the ACC trademark and the "ACC-certified" designation in its promotion of the software. If the Company updates its software, during the time that the Company's software is under review by ACC, the Company may only indicate that ACC approval of such version is pending.

     At such time as the software is certified by ACC, the Company intends to offer its Crescendo! products for use by its customers who desire to participate in the ACC National Database. The Company's Vista customers, who elect to continue to participate in the ACC National Database will be required to migrate to the Crescendo! products to provide data to ACC National Database. The participation agreements currently in effect between the Company, ACC and participants in the ACC National Database will continue to be honored during their term, and the Company will not be required to perform any obligations under the agreement that conflict with the terms and conditions of such participation agreements.

     ACC is the owner of all rights in the ACC National Database including the national database, its data formats, definitions, file specifications, file transfer protocols, procedural guides, and all publications and reports it develops in support of the operations of the ACC National Database. The Company is the owner of all rights in the software and related documentation and training materials it develops pursuant to the agreement. The Company is expressly permitted to develop cardiovascular data repositories that are independent of ACC for the collection and aggregation of cardiovascular clinical data, so long as ACC is provided with 45 days prior notice of the commercial release of such repositories. Thus, the Company may use the data submitted by participants to the ACC National Database in any data repositories it creates that are independent of ACC. However, if the Company uses materials owned by ACC in its independent data repositories, it is required to pay royalties to ACC for such use. In addition, the Company may offer to its customers who are participants services similar to the ACC National Database so long as participants are not required to purchase such services in order to participate in the ACC National Database.

     The term of the agreement ends on January 4, 1999, and it may only be terminated earlier by ACC if the Company fails to initially deliver acceptable software, or fails an annual software review thereafter. In addition, either party may terminate the agreement if the other party fails to cure a material breach within 60 days after receipt of notice of such breach. At the request of ACC, the parties are required to conduct good faith negotiations, beginning no later than July 1, 1998, to enter into a new agreement to become effective upon the expiration of the March 1997 agreement. Upon any termination of the agreement, the parties shall retain their respective ownership of materials, and the Company will no longer be deemed an ACC-certified vendor. The agreement is not assignable by either party.

     Data Collection and Integrity. Healthcare providers are requested to complete entries of their patient records to the Company in order to receive reports on the national databases or software upgrades for risk stratification tools based on a national database. Hospitals and physicians typically provide their data to the Company electronically or on disks using the Company's software, although members of the medical associations may submit manual data forms for a fee-per-form. The national databases contain measures to protect patient and healthcare provider confidentiality. To date, no information which could identify the patient or physician is included in the data submitted to the Company. The Company uses several methods to test the validity of the data included in the national databases. Before a submission of data is entered into a database, the Company samples the file for missing data. The Company also samples the data for clinical consistency and appropriateness to determine whether an entry in one part of the patient record is consistent with entries in other parts of the record. The Company returns data to a healthcare provider if it finds an unacceptable level of missing data fields or clinical inconsistencies.

SALES AND MARKETING

     DIRECT SALES. The Company's direct sales force primarily focuses on sales of Crescendo! products to hospitals, other healthcare providers and wellness centers. In conjunction with its direct sales of Crescendo! products, the Company also sells its CQS package directly to cardiovascular customers. The Company does not focus its direct sales force on sales of Vista products but rather sells Vista products primarily through telesales and corporate joint marketing arrangements. See "Corporate Joint Marketing."

     The Company's direct sales force in the United States currently consists of seven area managers and three national sales managers who are responsible for pursuing direct sale prospects. The area managers are located in Minneapolis and other key cities in the United States (Chicago, Philadelphia, San Francisco, San Diego and Tampa) and are responsible for targeted sales activities within a geographic region. The Company has one National Sales Manager dedicated exclusively in the United States to Crescendo! Forte, to focus and coordinate sales to academic medical centers and hospitals.

     The Company began an in-house telesales and marketing program in late 1996. The program now consists of seven telesales representatives and one managing director, who is also responsible for the Company's telephone based customer service call center. The telesales unit works in concert with the field sales force and is primarily responsible for sales of the Company's Vista products to non-hospital office-based providers.

     The Company's area managers also coordinate sales activities with the Company's corporate marketing partners and work with the sales representatives of the corporate marketing partners to identify potential customers for its Vista products. Once a sales representative of a corporate marketing partner has identified an opportunity, the area manager provides the sales representative with appropriate technical information and product specifications. The area managers work with the sales representative of the Corporate Marketing Partners (defined herein) to complete the sale to a customer.

     Direct sales leads are generated via telemarketing, focused mailing campaigns, trade show displays, advertising and customer referral recommendations. Mailings are targeted to members of the various medical associations and identify the growing need for the physician to maintain a quality database. Sales representatives are responsible for completing sales to targeted direct sales prospects.

     The Company markets and sells its products in European markets through its subsidiary, Summit Medical Europe S.A.R.L.

     CORPORATE JOINT MARKETING. The Company seeks to leverage its distribution through joint marketing relationships with national vendors of healthcare products ("Corporate Marketing Partners"). The Company currently markets Vista products through these joint marketing arrangements.

     The Company has established a joint marketing arrangement with SciMed Life Systems, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation ("Boston Scientific"), a worldwide developer, manufacturer and marketer of medical devices and four Boston Scientific divisions: Microvasive Urology, Microvasive Endoscopy, Mansfield EP and Meadox Medicals (collectively, the "Boston Scientific Divisions"), The Company also has marketing arrangements with Allergan, Inc. ("Allergan"), a global provider of eye care and other specialty therapeutic products, and Smith & Nephew Richards Inc. ("Smith & Nephew Richards"), a global provider of medical orthopaedic devices, which relationships have been in transition during 1996.


     Under its joint marketing arrangement with SciMed, SciMed markets adapted versions of the Company's Vista angioplasty, cardiac catheterization laboratory, cost and patient satisfaction modules. Microvasive Urology markets adapted versions of the Company's Vista BPH management and prostate cancer procedure modules, and will market additional urology procedure modules as such modules are developed. Microvasive Endoscopy will market adapted versions of the Company's Vista colonoscopy, endoscopic retrograde cholangiopancreatography ("ERCP") and esophagastric duodenoscopy ("EGD") modules, and will market additional Vista pulmonary and alimentary endoscopy procedure modules as such modules are developed. Mansfield EP will market adapted versions of the Company's Vista electrophysiology studies module, and will market additional electrophysiology modules as such modules are developed. Meadox Medicals will market adapted versions of the Company's current Vista vascular surgery module and will market additional vascular surgery modules as such modules are developed. SciMed and the Boston Scientific Divisions purchase Vista modules from the Company for resale either as an independent product or as part of a package of goods and services that SciMed or the Boston Scientific Divisions provide to the customer. In connection with these joint marketing arrangements, the Company will manage national databases comprised of data to be collected from customers of SciMed or the Boston Scientific Divisions. During the term of these joint marketing agreements, the Company may not provide Vista software for distribution by a competitor of SciMed or the Boston Scientific Divisions, as long as SciMed or the Boston Scientific Divisions meet applicable minimum purchase requirements. SciMed is the owner of the Vista programs developed for SciMed and the database containing information about users of the Company's software purchased through SciMed. The Boston Scientific Divisions are the owners of the programs and additional features developed for the Boston Scientific Divisions and the databases collected on their behalf. At the same time, the Company will own and manage national databases comprised of data (excluding the fields developed for the Boston Scientific Divisions) collected from the Boston Scientific Division's customers and from customers that purchase procedure modules directly from the Company. If the Company terminates any of the agreements or is unable to serve SciMed or the Boston Scientific Divisions or purchasers of Company modules from SciMed and the Boston Scientific Divisions under the terms of the applicable agreement, or if SciMed or the Boston Scientific Divisions terminate an agreement due to a material breach by the Company, the voluntary or involuntary filing for bankruptcy of the Company or the sale of substantially all of the assets or capital stock of the Company, SciMed or the Boston Scientific Divisions will have continued access to and the right to use the source code to the Vista software programs subject to the agreement.

     The Company has also established a joint marketing arrangement with Allergan, Inc. ("Allergan"), a global provider of eye care and other specialty therapeutic products, to market adapted versions of the Company's ophthalmology, cost and patient satisfaction modules. Allergan purchases modules from the Company for resale either as an independent product or as part of a package of goods and services that Allergan provides to ophthalmologists. In connection with this joint marketing arrangement, the Company will manage a national database comprised of data to be collected from Allergan's customers. The Company's agreement with Allergan is effective until August 14, 1997; however, either party may terminate the agreement without cause after giving 60 days prior notice. Allergan has a right of first refusal to obtain co-exclusive rights and licenses to distribute certain software and related materials in every country of the world in the medical disciplines of vision care, ophthalmology, orthopaedics, neurology, pediatrics and dermatology. Allergan is the owner of the software developed for it and the database containing information about users of the Company's software purchased through Allergan. If Allergan terminates the agreement due to the voluntary or involuntary filing of bankruptcy of the Company, Allergan will have continued access to and right to use the source code to the software programs subject to the agreement. During the term of the agreement, Allergan has agreed not to distribute any other national database clinical outcomes software. To maintain its rights under the agreement, Allergan must meet minimum purchase requirements. In 1996, Allergan did not meet these minimum purchase requirements. Consequently, on October 3, 1996, the Company notified Allergan that, due to Allergan's failure to comply with its minimum purchase requirements as stated in the agreement, the Company no longer was required to sell software programs for distribution exclusively to Allergan pursuant to the terms of the agreement. The Company continues to market Vista ophthalmology products through Allergan on a non-exclusive basis.

     In November 1995, the Company established a joint marketing arrangement in the United States with Smith & Nephew Richards to market versions of the Company's Vista hip replacement, knee replacement and sports medicine knee and shoulder clinical outcomes modules, as well as additional orthopaedic procedure modules as such modules are developed. Smith & Nephew Richards purchases Vista modules from the Company for resale either as an independent product or as part of a package of goods and services that Smith & Nephew Richards provides to hospitals, orthopaedic surgeons and other physicians. In connection with this joint marketing arrangement, the Company will, on behalf of Smith & Nephew Richards, maintain and manage a database comprised of data collected from Smith & Nephew Richards' customers. The Company's agreement with Smith & Nephew Richards is effective until January 31, 2001, and will automatically renew for additional one-year periods unless either party provides 180 days prior notice of termination. The Company and Smith & Nephew

Richards each have a right of first refusal to establish a joint marketing arrangement with the other if either the Company or Smith & Nephew Richards intends to market orthopaedic procedure modules outside the United States or introduces modules in the fields of orthopaedic rehabilitation, wound care and otolaryngology (excluding laryngology). During the term of the Smith & Nephew Richards agreement, the Company may not provide Vista orthopaedic software for distribution by a competitor of Smith & Nephew Richards, as long as Smith & Nephew Richards meets minimum purchase requirements. The agreement provides that Smith & Nephew Richards is the owner of the programs and additional features developed for Smith & Nephew Richards under the agreement and the related database collected on its behalf. At the same time, the Company will own and manage a national orthopaedic database comprised of data collected from Smith & Nephew Richards' customers and from customers that purchase orthopaedic procedure modules directly from the Company. Upon termination of the agreement, the Company must provide Smith & Nephew Richards with full and complete copies of the data from the programs and separate database the Company developed for Smith & Nephew Richards under the agreement and delete all such records from the Company's files.

     The Company is in discussions with Smith & Nephew Richards regarding disputes under their marketing arrangement, including allegations of material breaches under their agreement and requests for certain payments.

CUSTOMERS

     The Company's customers include specialty physicians, hospitals, physician networks, managed care organizations, other healthcare payors, pharmaceutical and medical device firms located in the United States, Europe, South America and Asia. The Company is the sole vendor of cardiac surgery and cardiology outcomes database software to Columbia Healthcare Association network.

     The Company's cardiology products are primarily designed for and sold to hospitals, with cardiology group practices a secondary market. The Company primarily markets its cardiac and thoracic surgery modules to hospitals and cardiac and thoracic group practices. The primary target market for the Company's ophthalmologic products are physician group practices. The Company's urology products are sold to office-based practices and to hospital urological units. The primary market for the Company's orthopaedic products is the single and multi-specialty orthopaedic practices and networks.

     BSM's customers include healthcare providers and pharmaceutical and medical device firms located in the United States. CLMA's customers include pharmaceutical firms located primarily in the United States.

COMPETITION

     The market for healthcare information systems and services is highly competitive. The Company believes that the principal competitive factors for outcomes software are the quality and depth of the underlying clinical outcomes database, the usefulness of the data and reports generated by the software, customer service and support, ease-of-use, compatibility of the system, potential for product enhancement and vendor reputation. The Company believes its principal competitive advantages are the clinical focus of its databases, the depth of patient records in its databases, its installed base of programs, its customer service and its affiliation with the medical associations.

     The Company's competitors include other providers of clinical outcomes software, healthcare consulting firms, providers of medical information derived from databases based on claims data and clinical research organizations. As the market for outcomes software develops, additional competitors may enter the market and competition may intensify. BSM's and CLMA's competitors include healthcare consulting firms and clinical research organizations. Many of the Company's, BSM's and CLMA's competitors and potential competitors have greater financial, development, technical, marketing and selling resources than the Company, and have substantial installed customer bases in the healthcare industry. The Company also faces significant competition from internal information services at hospitals, many of which have developed their own outcomes databases.

PROPRIETARY RIGHTS AND LICENSES

     The Company depends upon a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant customers a nonexclusive, nontransferable license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company also seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel, and ongoing reliable product maintenance and support, are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

GOVERNMENT REGULATION

     The confidentiality of patient records and the circumstances under which such records may be released to the national databases is subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and use of confidential patient medical record information. Minnesota, for instance, prohibits "release" of "health records" unless the patient has consented or a statutory exception has been met. One such exception is a release for scientific medical research. Although the Minnesota statute does not define either "health records" or "release" the statute appears to apply only to records that are patient identifiable.

     Although compliance with the laws and regulations of the various states is principally the responsibility of the hospital, physician or other healthcare provider supplying the data to the Company, the national databases have been designed to enable healthcare providers to comply with the confidentiality requirements of state law. To protect patient confidentiality, data entries to the national databases delete any patient identifiers, including name, address, hospital and physician. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly.

     Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. In general, this legislation may require holders of such information to implement security measures that may be of substantial cost to the Company. One bill currently pending in Congress would protect and regulate the confidentiality of medical record information. The bill would prohibit the disclosure of individually identifiable health information, except with the patient's consent. Without the patient's consent, medical information could be disclosed only for other limited purposes, including disclosures to permit the creation of nonidentifiable health information and to facilitate medical research. The bill would preempt most state laws regarding access to, and the use and disclosure of, medical record information. The Company collects, compiles and discloses health care information which it believes is not individually identifiable and therefore would not be protected healthcare information under the bill. If the bill is enacted, it may simplify the Company's regulatory compliance efforts by superseding the various, and sometimes inconsistent, state laws governing the collection, use and disclosure of health care information. The Company cannot accurately assess the likelihood that the bill or any other proposal will become law, or the final scope of any law.

     The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare facilities. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Many lawmakers have proposed programs to reform the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare providers may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investment, including those for the Company's products and related services. Cost containment measures instituted by healthcare providers as a result of regulatory reform or otherwise could result in greater selectivity in the allocation of capital funds. Such selectivity could have an adverse effect on the Company's ability to sell its products and related services. The Company cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on its business, financial condition and results of operations.

EMPLOYEES

     As of March 25, 1997, the Company employed a total of 179 full-time employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are excellent.

EXECUTIVE OFFICERS

     Set forth below are the names, ages and positions of the executive officers of the Company:

NAME                                 AGE  POSITION
----                                 ---  --------
Kevin R. Green....................   42   President, Chief Executive Officer and Director
David R. Teckman..................   40   Vice President, Sales
Richard J. Willemin...............   46   Interim Vice President, Finance and Chief Financial Officer
Lisa K. Olson, Ph.D...............   39   Vice President, Corporate Marketing and Planning
Bruce S. Maller...................   42   Vice President and President of BSM
Donald F. Fortin, M.D.............   39   Vice President and Chief Scientific Officer
Charles L. McIntosh, M.D., Ph.D...   59   Vice President and President of CLMA

          Mr. Green has served as the President and Chief Executive Officer since joining the Company in January 1996. From September 1991 to December 1995, Mr. Green was employed by Integrated Medical Systems, Inc., a provider of electronic communication networks to the healthcare industry, where, during part of this period, he served as President and Chief Executive Officer.

          Mr. Teckman has served as Vice President, Sales since September 1996. From 1989 to 1996, he served as Senior Vice President, Sales for PCS Health Systems, Inc., a provider of information-driven healthcare solutions.

          Mr. Willemin has served as Interim Vice President, Finance and Chief Financial Officer since March 1997. Prior to his joining the Company, he served as Chief Financial Officer at Datalogix International, Inc. from September 1996 to January 1997. From June 1994 to August 1996, Mr. Willemin served as Vice President and Chief Financial Officer of NEIC, a transaction processing company in the health care industry. From March 1992 to June 1994, he served as interim Chief Financial Officer during periods of transition for several companies, including Saratoga Springs Water Company, a beverage manufacturer and distributor; Canyon Ranch Spa Cuisine, a mail order health food company; and Cosmetics Plus, a health and beauty aid retailer.

          Dr. Olson has served as Vice President, Corporate Marketing and Planning since joining the Company in April 1995. From November 1994 to April 1995, Dr. Olson was an independent consultant providing marketing and management advice to healthcare organizations. From 1987 to August 1994, Dr. Olson was an Associate Executive Vice President for the American College of Cardiology, a 22,000 member nonprofit professional society. Since December 1993, Dr. Olson has also been an Adjunct Professor at Georgetown University in its healthcare business certificate program.

          Mr. Maller has served as Vice President since October 1995, and President and Chief Executive Officer of BSM since the merger of a wholly owned subsidiary of the Company and BSM in October 1995. From 1979 until September 1995, Mr. Maller served in the same capacity with BSM.

          Dr. Fortin has served as Vice President and Chief Scientific Officer since January 1997. From July 1995 to December 1996, Dr. Fortin was Director of the Health Information Center and, from July 1993 to December 1996, Assistant Professor of Medicine for the Division of Cardiology at Duke University Medical Center.

          Dr. McIntosh has served as Vice President since December 1996. Since 1990, Dr. McIntosh has also served as President of CLMA. Prior to 1990, Dr. McIntosh served on the Commissioned Corps of the U.S. Public Health Services as a cardiac surgeon and researcher at the National Heart, Lung and Blood Institute of the National Institute of Health.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, failure of the Company's joint marketing partners to market successfully the Company's Vista products; termination of any of the Company's joint marketing arrangements; failure of the Company's new products, including the Crescendo! products and registries, to achieve market acceptance or significant delays in the introduction of these new products or the discovery of material defects in these products after introduction; termination of one or more of the Company's agreements with national medical associations; lack of continued market acceptance of the Company's clinical outcomes database software; failure of the Company to maintain the integrity of its national databases;

failure of the Company to integrate the business of CLMA into the Company's operations; changes in government regulation; loss of key management personnel; increased competition; and inability of the Company to obtain adequate protection for the Company's proprietary technology. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K.

          The Company is a corporation organized under the laws of the State of Minnesota. Its headquarters are located at 10900 Red Circle Drive, Minnetonka, Minnesota, 55343.

ITEM 2.  PROPERTIES.
-------------------

          The Company occupies approximately 54,451 square feet of space at its
headquarters near Minneapolis, Minnesota, under a lease expiring in 2005.   The
Company leases space in Nice, France for Summit Medical Europe, S.A.R.L., its European subsidiary. The Company also leases space in Nevada for BSM, space in Massachusetts for MIS, space in North Carolina for Cordillera and space in Maryland for CLMA.

ITEM 3.  LEGAL PROCEEDINGS.
--------------------------

          The Company has been named as a defendant in three federal court securities putative class actions captioned Jong E. Lee v. Summit Medical
                                            -----------------------------
Systems, Inc., Mathias Faue, George E. and Patricia E. Faue, Janice
-------------  ----------------------------------------------------
Mc Quiston v. Summit Medical Systems, Inc., Edward F. Sweeney, Kevin R. Green,
------------------------------------------------------------------------------
Anthony W. Rees, Kent J. Thiry, Dennis M. Powers, John M. Nehra, and Judith Anne
---------------------------------------------------------------      -----------
Jacobson v. Summit Medical Systems, Inc., each filed in United States
-----------------------------------------
District Court of the District of Minnesota on March 10, 1997, March 26, 1997 and March 31, 1997, respectively. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements. In each action, the plaintiffs seek a declaration that the action be certified as a class action and compensatory damages for losses incurred as a result of each alleged misleading public disclosures. The Company believes each of these actions are without merit and intends to defend against them vigorously.

          The Company has been informed by the Division of Enforcement of the Securities and Exchange Commission (the "Commission"), through service of a subpoena on March 25, 1997, that the Commission is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

          None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------------------------------------------------------------------------------

          The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SUMT." The following table sets forth the high and low prices of the Company's Common Stock for the periods indicated as reported on the Nasdaq National Market since the Company's initial public offering of Common Stock on August 4, 1995.

                          PERIOD                             HIGH       LOW
                          ------                            -------   -------
     1995
          Third quarter (commencing August 4, 1995)..       $17-1/8   $11-3/8
          Fourth quarter.............................       $25-1/2   $14-1/2

     1996
          First quarter..............................       $22-3/4   $    16
          Second quarter.............................       $24-1/2   $    19
          Third quarter..............................       $    21   $11-1/2
          Fourth quarter.............................       $13-1/4   $     6

     On March 24, 1997 the last reported sales price for the Company's Common Stock on the Nasdaq National Market was $3-3/8 per share. At March 24, 1997 there were approximately 206 record holders of the Company's Common Stock.

     The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business.

ITEM 6.  SELECTED FINANCIAL DATA.
--------------------------------

     The consolidated statements of operations data set forth below for each of the three years ended December 31, 1994, 1995 and 1996 and the consolidated balance sheet data at December 31, 1995 and 1996 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 1992 and 1993 and the consolidated balance sheet data at December 31, 1992, 1993 and 1994 are derived from audited consolidated financial statements of the Company not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements and related notes, and other financial information included elsewhere herein.

                                                              Year Ended December 31,
                                             -------------------------------------------------------
                                                1992       1993        1994(1)     1995(1)   1996
                                             ---------  ---------  ----------  ----------  ---------
                                                                   (Restated)  (Restated)
                                                     (In thousands, except per share amounts)
Revenue:
     Software licenses                       $  1,977   $  3,713    $  5,212    $  6,077   $  6,094
     Support and service                          382        793       2,157       3,685      4,975
     Consulting fees                            1,789      2,689       3,904       5,720      6,103
                                             ---------  ---------  ----------  ----------  ---------
          Total revenue                         4,148      7,195      11,273      15,482     17,172

Cost of sales:
     Software licenses                            224        444         545         831        961
     Support and service                          495      1,129       1,421       1,797      2,590
     Consulting fees                            1,005      1,345       2,919       3,316      4,130
                                             ---------  ---------  ----------  ----------  ---------
          Total cost of sales                   1,724      2,918       4,885       5,944      7,681
                                             ---------  ---------  ----------  ----------  ---------

Gross profit                                    2,424      4,277       6,388       9,538      9,491

Operating expenses:
     Selling and marketing                        955      2,035       4,667       6,277      8,825
     Research and development                     263        569         817       1,230      3,932
     Purchase of in-process
       research and development                     -          -           -       7,435      4,746
     General and administrative                 1,180      1,465       2,142       4,195      6,693
                                             ---------  ---------  ----------  ----------  ---------
          Total operating expenses              2,398      4,069       7,626      19,137     24,196
                                             ---------  ---------  ----------  ----------  ---------

Income (loss) from operations                      26        208      (1,238)     (9,599)   (14,705)
Interest income, net                                2          4          81         575      1,888
                                             ---------  ---------  ----------  ----------  ---------
Income (loss) before income taxes                  28        213      (1,157)     (9,024)   (12,817)
Income tax expense                                  -          -          16           -         19
                                             ---------  ---------  ----------  ----------  ---------
Net income (loss)                            $     28   $    213    $ (1,173)   $ (9,024)  $(12,836)
                                             =========  =========  ==========  ==========  =========

Net income (loss) per share (2)              $   0.01   $   0.05    $  (0.24)   $ (1.37 )  $  (1.37)
                                             =========  =========  ==========  ==========  =========

Weighted average shares outstanding(2)          3,674      4,247       4,930       6,581      9,399
                                             =========  =========  ==========  ==========  =========

                                                              Year Ended December 31,
                                             -------------------------------------------------------
                                                1992       1993        1994        1995      1996
                                             ---------  ---------  ----------  ----------  ---------
                                                                   (Restated)  (Restated)
                                                                 (In thousands)
Cash, cash equivalents on short-term
  investments                                  $  754    $  657      $ 3,148    $ 22,921   $ 44,630
Working capital                                   797       535        2,819      24,276     41,707
Total assets                                    1,546     2,574        6,447      29,551     53,487
Long -term debt, excluding current portion         53        91          153          29         27
Total shareholders' equity                        834     1,133        3,891      25,834     46,083

(1) Restated as described in Note 2 to the Consolidated Financial
    Statements.
(2) Computed on a fully diluted basis as described in Note 3 to the Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
-------------

OVERVIEW

     The Company is a leading provider of clinical information systems and consulting services to the healthcare industry. The Company currently offers database products primarily on two technology platforms: Crescendo! and Vista. The Crescendo! platform is designed for use in hospital cardiac catheterization and cardiovascular surgery programs. The Company introduced, in the second half of 1996, a Crescendo! Forte product, a comprehensive information database for use in high volume hospital cardiac catheterization and cardiovascular surgery centers, including medical research centers. The Company is also developing a standard Crescendo! product for medium and lower volume cardiac catheterization and cardiovascular centers that desire to collect a core set of outcomes measurements. The Vista platform is a Windows based, flat file application, covering a product line of over 40 database software modules that is primarily used in five medical specialties: cardiac and thoracic surgery, cardiology, ophthalmology, urology and orthopaedics. Through its CQS package, the Company offers to customers of its cardiovascular products a combined three year software license and a program of implementation, training, data management and consulting services that is designed to increase the value obtained by the customer from the Company's database software. The Company also provides a range of consulting services through its subsidiaries, BSM and CLMA. The Company introduced, in late 1996, registry services related to the use of a particular medical device or therapeutic agent, which are designed to collect and report clinical information through Crescendo! platform software utilizing the WWW.

     A number of factors contributed to the Company's performance in 1996, including:

          (i) Customer demand for Vista products in 1996 was adversely affected by a market trend away from flat file, PC-based systems, toward client/server, relational database architectures. A decision was made in 1996 to address this trend on an interim basis, by developing an enhanced version of the Vista product ("Vista Elite") featuring additional reporting and decision support capabilities. This development effort was discontinued in February 1997, after a decision was made to accelerate, and focus on, the development of the Company's Crescendo! client/server, relational database platform and on-line technologies. While the Company believes that the Crescendo! product line will address the emerging needs of the marketplace, the adoption of this technology involves product development and market risks that may cause results to differ materially from this belief.

          (ii) During 1996, sales of Vista products were adversely affected by a decision to have the Company's sales force focus primarily on management and support of indirect sales through the corporate marketing partners rather than direct sales activity. In the fourth quarter of 1996, the Company adopted a direct sales focus for sales of the Company's Crescendo! products and CQS package, and it began hiring additional sales personnel. The Company also implemented an inbound telesales initiative to support sales of Vista products. See "Sales and Marketing--Corporate Joint Marketing."

          (iii) The Company's performance in 1996 was also affected by the introduction of Crescendo! products and CQS packages during the second half of 1996. Although the Company signed agreements for four Crescendo! products and 15 CQS packages in 1996, these agreements did not result in revenue due to unfulfilled obligations. In addition, the Crescendo! products and CQS package will not significantly contribute to revenue until such time, if any, as these products and package are more widely accepted in the marketplace. The contribution of the Crescendo! products and CQS package to revenue is also affected by a longer sales cycle for these products and packages due to the greater complexity and higher purchase prices associated with these sales.

     Several factors also contributed to an increase in operating expenses in 1996 including:

          (i) The acquisition of CLMA in December 1996, which was accounted for as a pooling of interest, involved acquisition related costs of $523,000. Under pooling rules such costs are expensed. See "Recent Developments."

          (ii) The acquisition during December 1996 of the equity interest in Cordillera not owned by the Company resulted in costs totaling $4.7 million for purchase of in-process research and development. See "Recent Developments" below.

          (iii) The dual development of the Crescendo! products and Vista Elite product resulted in greater research and development expense, including personnel, consulting and software sublicense costs associated with the Vista Elite development, totaling approximately $1 million in the second half of 1996.

          (iv) In preparation for the transition to offering a more service intensive CQS package, the Company hired additional implementation, consulting and support personnel in the second half of 1996 in advance of introducing the CQS package.

          (v) The Company also increased the number of the direct sales personnel in anticipation of product introduction.

          (vi) The Company incurred additional personnel and marketing costs in an attempt to expand into additional medical specialty markets (e.g. urology, endoscopy and critical care) to fulfill obligations entered into with certain of the Company's joint marketing partners in 1995.

     The Company anticipates that it will continue to experience operating losses during 1997.

RECENT DEVELOPMENTS

     On December 31, 1996, the Company acquired CLMA, pursuant to a merger in which CLMA became a wholly-owned subsidiary of the Company and the Company issued 976,453 shares of Common Stock in exchange for the outstanding stock of CLMA. The merger is accounted for as a pooling of interests and is reflected retroactively in the financial statements of the Company on that basis.

     On December 31, 1996, the Company entered into a reorganization agreement (the "Reorganization Agreement") pursuant to which the Company acquired the outstanding equity interest and all options to acquire equity interests in Cordillera L.L.C. ("Cordillera") not held by the Company. The total purchase price of the acquisition was $5,898,000, consisting of cash ($2,000,000), the value of options and warrants to purchase 675,000 shares of Company Common Stock for a ten year period at $7.50 per share ($3,792,000) and acquisition related expenses ($106,000), and was allocated to research and development in process ($4,746,000) and developed technology ($1,552,000). Purchased research and development in process was expensed as of December 31, 1996, the acquisition date, and developed technology will be amortized straight-line over a three year period. During 1996, Cordillera has been engaged in the development of a client/server, relational database application and the on-line system and WWW technologies to be employed in the Company's registries. In conjunction with the Reorganization Agreement, Dr. Fortin joined the Company as Vice President and Chief Scientific Officer and Drs. Califf and Phillips continued as consultants to the Company.

     In March, 1997, the Company established a cost reduction program to reduce the workforce throughout the Company, except at BSM and CLMA, and to close the operations of MIS, its subsidiary near Boston. Twenty-nine positions were eliminated as a result, reducing the number of employees from 208 at December 31, 1996 to 179 at March 25, 1997. The Company also has incurred severance expenses in the first quarter of 1997 related to executive officers of the Company. Included in these charges are severance payments to former Chief Financial Officer, Donald Haas.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

     The financial statements included in this Annual Report contain restatements of previously reported financial positions and results of operations for the years 1994 and 1995 and the nine months ended September 30, 1996. The restatements are based on an investigation by the Company's management, auditors, and outside counsel of the Company's accounting practices after concerns were brought to the attention of senior management and the Company's Board of Directors by a new chief financial officer on February 27, 1997. The restatements primarily involve revenue recognition practices related to certain sales of software licenses and related services including revenue recognized based on purchase commitments made by certain corporate marketing partners but prior to actual shipment of products ("partner commitments"), and revenue recognized in advance of actual shipment in other contexts ("preshipment recognition"). In addition, with respect to products first introduced in the second half of 1996, revenue had been incorrectly recognized under CQS and Crescendo! contracts involving unfulfilled obligations, including commitments for future delivery of additional product features and performance of implementation and consulting services, and on a database development program based on negotiations with a prospective customer that were not finalized. Negotiations for this database development program were subsequently discontinued without an order.

     Consequently, the Company's financial statements have been restated to recognize revenue in the appropriate periods and defer revenue recognition on certain contracts until the conditions for such recognition have been satisfied. Corresponding adjustments to expenses associated with revenues have been made to cost of sales and operating expenses (primarily sales commissions) in each affected period as appropriate.

     These restatements had the net effect of reducing revenue for 1994, 1995 and the nine months ended September 30, 1996 by $1,052,000, $2,214,000 and $1,782,000, respectively. See Note 2 in Notes to Consolidated Financial Statements and "Summary of Restatement of Revenues." On a full year basis for 1996, using the Company's February 26, 1997 earnings announcement as a baseline, revenues for 1996 were reduced by $2,372,000. Of the cumulative revenue reductions of $5,638,000 through December 31, 1996, approximately $1.9 million related to partner commitments, $1.3 million to pre-shipment recognition, $1.7 million to CQS and Crescendo! contracts, $500,000 to the database development program and $200,000 to an increase in the reserve for customer returns and allowances. As to partner commitments, revenue will be recognized in the future at the time of shipment. The amount and timing of shipments under these partner commitments depends, in part, on the market demand for Vista products, which are currently the only products covered by these commitments, the effect on demand for Vista products or the Company's decision to focus its product development efforts on Crescendo! products, and the ability of the Company to enter into satisfactory arrangements with its marketing partners regarding the scope of database products and services to be sold under these arrangements. See "Sales and Marketing." As to pre-shipment recognition, shipments representing approximately $300,000 of these cumulative adjustments have occurred through March 31, 1997, and a significant portion of the remaining balance of $1.0 million is likely not to be realized.

     The Company expects to incur significant legal and accounting fees in connection with the investigation of the Company's revenue recognition practices and the three shareholder class action suits filed on March 10, 1997, March 26, 1997 and March 31, 1997. These fees will be included in operating expenses as incurred 1997. The Company also incurred $200,000 of executive officer severance expense in the first quarter of 1997.

Results of Operations

     The following table sets forth certain financial data expressed as a percentage of net sales for the periods indicated.

                                                         Year Ended December 31,
                                             ----------------------------------------------

                                               1992     1993      1994     1995      1996
                                             -------  --------  --------  -------  --------
Revenue:
        Software licenses                      47.7%    51.6%     46.2%     39.3%    35.5%
        Support and service                     9.2     11.0      19.1      23.8     29.0
        Consulting Fees                        43.1     37.4      34.7      36.9     35.5
                                             -------  --------  --------  -------  --------
          Total Revenue                       100.0    100.0     100.0     100.0    100.0

Cost of sales:
        Software licenses                       5.4      6.2       4.8       5.4      5.6
        Support and service                    11.9     15.7      12.6      11.6     15.1
        Consulting Fees                        24.2     18.7      25.9      21.4     24.1
                                             -------  --------  --------  -------  --------
          Total cost of sales                  41.5     40.6      43.3      38.4     44.8

Gross profit                                   58.5     59.4      56.7      61.6     55.2

Operating expenses:
        Selling and marketing                  23.0     28.3      41.4      40.5     51.4
        Research and development                6.3      7.9       7.2       7.9     22.9
        Purchase of in-process
        research and development                0.0      0.0       0.0      48.0     27.6
        General and administrative             28.4     20.4      19.0      27.1     39.0
                                             -------  --------  --------  -------  --------
          Total operating expenses             57.8     56.6      67.6     123.5    140.9
                                             -------  --------  --------  -------  --------

Income (loss) from operations                   0.8      2.8     -10.9     -61.9    -85.7
Interest income, net                            0.0      0.1       0.7       3.7     11.0
                                             -------  --------  --------  -------  --------
Income (loss) before income taxes               0.8      2.9     -10.2     -58.2    -74.7
Income tax expense                              0.0      0.0     - 0.1       0.0     -0.1
                                             -------  --------  --------  -------  --------
Net Income (loss)                               0.8%     2.9%    -10.3%    -58.2%   -74.8%
                                             =======  ========  ========  =======  ========


Years Ended December 31, 1996, 1995 and 1994

     TOTAL REVENUE. Summit's revenue for 1996 was derived primarily from software sales, support and services related to its Vista products and consulting services provided by its BSM and CLMA subsidiaries. Revenue for 1996 of $17.2 million represented a 11% increase from 1995 resulting from an increase in support service, consulting and software revenues. Revenue from sales to marketing partners comprised 27% of total software, support and service revenue (excluding consulting) in 1996. Revenue for 1995 was

$15.5 million, an increase of $ 4.2 million or 37% over 1994 attributable mainly to growth in the Vista customer base.

     SOFTWARE LICENSE REVENUE. The Company's software license revenue in 1996 related primarily to shipments of Vista software to end users and corporate marketing partners. Sales of software licenses for 1996 were $6.1 million, essentially unchanged from 1995. Revenues were flat due to various factors that adversely affected revenues as discussed more fully in the Overview section, including (i) a shift in market demand away from a flat file, PC based solution and towards client/server, relational database based solutions; (ii) an unsuccessful attempt to rely more heavily on corporate marketing partners to sell the product; and (iii) a longer sales cycle with the CQS package reflecting the greater complexity and price of CQS versus Vista and lack of a referenceable customer base.

     Sales of software licenses for 1995 were $6.1 million, an increase of $865,000 million or 17% over 1994. This increase is attributable to increased sales of cardiology, cardiac surgery, and ophthalmology modules as well as higher prices for procedure modules.

     SUPPORT AND SERVICE REVENUE. Support and service revenue primarily includes an annual service fee, training fees, and, in the future, will include fees for the service components of the Company's new CQS package. Annual service fees are recognized ratably over the period in which support services are provided. All other services are recognized upon performance of the applicable services. Support and service revenue in 1996 was $5.0 million, an increase of $1.3 million or 35% over 1995, due to an increase in the installed customer base. Support and service revenue in 1995 was $3.7 million, an increase of $1.5 million or 71% over 1994, reflecting a larger customer base and additional development fees from joint marketing partners related to urology and endoscopy modules.

     CONSULTING REVENUE. Consulting revenue consists of fees received by BSM for providing strategic development, financial analysis and systems planning services to health care providers and vendors and fees received by CLMA for regulatory affairs services provided primarily to manufacturers of new medical device and biologic products in order to secure FDA approval. CLMA services include regulatory strategy for FDA submissions, clinical trials and statistical analysis. Revenue is recognized when services are performed. Consulting revenue in 1996 was $6.1 million, an increase of $382,000 or 7% over 1995 attributed to new customers and additional services provided to existing customers. Consulting revenue in 1995 was $5.7 million, an increase of $1.8 million or 46% over 1994. Both increases were attributable to an increase in the customer base.

     COST OF TOTAL REVENUE. Cost of sales as a percentage of total revenue was 45% in 1996, compared to 38% in 1995, primarily due to the Company's focus on building the support and implementation staffing needed to support the CQS sales model, an increase in lower margin interfacing services and lower margins on consulting activities at BSM and CLMA. Cost of sales in 1995 was 38% of total revenue compared to 43% in 1994 reflecting an increase in higher margin software sales.

     COST OF SOFTWARE LICENSE REVENUE. Cost of software license revenue consists of expenses directly related to sales of software licenses, including royalties, freight, user guides, diskettes, amortization of capitalized software and an allocation of costs incurred by the customer service department for various software related activities. Amortization of capitalized software amounted to $38,000 in 1996. At December 31, 1996, the balance in capitalized software was $1.2 million primarily representing software purchased in connection with the Cordillera acquisition.

     The following table sets forth, for the periods indicated, the relationship of cost of license fees and license fee revenues:

                                                    1996      1995      1994
                                                  --------  --------  --------
License fee revenue.........................      $  6,094  $  6,077  $  5,212
Cost of license fees........................           961       831       545
Cost of license fees as a percentage
of license fee revenues.....................            16%       14%       10%

     Cost of license fees increased as a percent of license fee revenues during 1996 due to an increase in lower margin system interfacing services provided in connection with the Windows-based Vista products which represented a higher percentage of new installations versus the DOS product in 1996 than in 1995. The DOS software did not provide such interfacing capability. The increase in cost of license fees in 1995 compared with 1994 is also due to an increase in system interfacing services.

     COST OF SUPPORT AND SERVICE REVENUE. Cost of support and service revenue consists of expenses directly related to sales of support and service, including royalties, customer service personnel costs, and expenses for training and clinical data services. The following table sets forth, for the periods indicated, the relationship of cost of support and services and support and service revenues:

                                                    1996      1995      1994
                                                  --------  --------  --------
Support and service revenue..................     $  4,975  $  3,685   $  2,157
Cost of support and service..................        2,590     1,797      1,421
Cost of support and service as a percentage
of support and service revenues..............           52%       49%        66%

     Cost of support and service increased as a percentage of revenues in 1996 as the Company hired additional implementation consulting and support personnel in the second half of 1996 to support the new CQS package. The decline in cost of support and services as a percent of related revenues in 1995 over 1994 was attributable to more efficient utilization of personnel as the number of customers increased.

     COST OF CONSULTING REVENUE. Cost of consulting revenue consists of personnel costs and related expenses associated with the BSM and CLMA subsidiaries. The following table sets forth, for the periods indicated, the relationship of the cost of consulting and consulting revenue:

                                                    1996      1995      1994
                                                  --------  --------  --------
Consulting revenue..........................      $  6,103  $  5,720  $  3,904
Cost of consulting..........................         4,130     3,316     2,919
Cost of consulting as a percentage of
 consulting revenues........................            68%       58%       75%

     Cost of consulting increased to 68% of consulting revenue in 1996 compared to 58% in 1995 as a shortfall in new Vista installations adversely impacted follow-on consulting opportunities at BSM. Cost also increased with the addition of a BSM branch in Atlanta. The percentage dropped to 58% in 1995 from 75% in 1994 reflecting more efficient utilization of personnel at CLMA following a 47% increase in consulting fees.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses include primarily salaries, benefits and commissions associated with the Company's direct sales force; product marketing; advertising and product literature. Selling and marketing expenses were $8.8 million in 1996, an increase of $2.5 million or 41% over 1995 reflecting costs associated with the development of the CQS package and Vista Elite and Crescendo! product line and including additional staffing in the sales and marketing areas, development and production of marketing materials and product literature related to CQS and Crescendo!, and increased travel to medical conventions. In addition, the Company incurred significant personnel and marketing costs in an attempt to expand into additional medical specialty markets (e.g., urology, endoscopy and critical care), and to fulfill obligations extended with certain marketing partners in 1995. These initiatives generated very little increased revenues, and the Company has reduced its focus on them. The Company also upgraded its sales force and implemented a telesales operation in the second half of 1996.

     Selling and marketing expenses were $6.3 million in 1995, an increase of $1.6 million or 34% over 1994, due to expenses relating to the expansion of the direct sales force in the U.S., increased salaries for marketing personnel and expenses related to hiring additional personnel related to new specialty procedure modules.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily include the salaries and benefits associated with technical services personnel and outside consultants involved in developing new software products. Research and development costs have been expensed as incurred. Research and development expenses were $3.9 million in 1996, an increase of $2.7 million over 1995 reflecting additional staffing and associated costs in connection with migrating the Company's software products to a client/server, relational database (a) technology platform (i.e. Crescendo!), (b) personnel, consulting and software sublicense costs incurred in connection with Vista Elite and various other software products involving new medical specialties, and (c) supporting multiple product platforms and operating systems. The Company has developed a strategy to focus its future development efforts on a client/server relational database platform and on-line technologies.

Research and development expenses were $1.2 million in 1995, an increase of $413,000 or 51% over 1994, due primarily to the addition of technical and programming personnel by the Company and MIS.

     PURCHASE OF IN-PROCESS RESEARCH AND DEVELOPMENT. In fourth quarter 1996, the Company incurred a $4.7 million charge for in-process research and development purchased in connection with the acquisition of 100% of the Cordillera equity interest. In fourth quarter 1995, an in-process R&D charge of $7.4 million was recorded on the formation of the Cordillera joint venture with Duke University.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily include the salaries and benefits associated with general management, finance and human resources, as well as the cost of legal and professional services. General and administrative expenses were $6.7 in 1996, an increase of $2.5 million over 1995 attributable to (a) transaction costs incurred on the CLMA acquisition, (b) recruiting and relocation expenses incurred with additional hiring and (c) an increase in reserves for bad debt.

     General and administrative expenses were $4.2 million in 1995, an increase of $2.1 million compared to 1994, due primarily to increased personnel and higher salaries for accounting, human resources and business development personnel, increased administrative expenses at the Company's European subsidiary, Summit Medical Europe S.A.R.L., and higher legal and transaction cost incurred in the BSM and MIS acquisitions.

     INTEREST INCOME, NET. Interest income, net, increased to $1.9 million in 1996 from $575,000 in 1995 as proceeds from the Company's public offerings in 1995 and 1996 were invested in short term securities. Interest income, net, in 1995 was $575,000 compared to $81,000 in 1994, due to interest income recorded on proceeds received from the Company's August 1995 initial public offering.

     INCOME TAXES. To date, the Company has not incurred any substantial income tax liability because of its historical operating losses. The deferred tax asset related to additional operating loss carry forwards generated in 1996 was fully offset by an increase in the valuation reserve. See Note 16 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth certain unaudited quarterly financial data for 1994, 1995 and 1996, in dollars and percentage of revenue. All amounts and percentages in the following tables have been restated to reflect poolings of interests and revenue recognition as disclosed elsewhere in this Annual Report. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustment necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                Three Months Ended, (1)                        Three Months Ended, (1)
                                        ----------------------------------------     -----------------------------------------
                                        March 31, June 30,   Sept. 30   Dec. 31,     March 31,  June 30,  Sept. 30,   Dec. 31,
                                          1994      1994       1994       1994         1994       1994      1994        1994
                                        --------- --------   --------   --------     ---------  --------  ---------   --------
Revenue:
     Software licenses                  $1,063    $ 1,181    $ 1,230    $  1,738     41.2%      49.5%     43.8%       49.7%
     Support and service                   326        449        632         750     12.6%      18.8%     22.5%       21.4%
     Consulting fees                     1,192        755        946       1,011     46.2%      31.7%     33.7%       28.9%
                                        ----------------------------------------    ---------------------------------------
          Total revenue                  2,581      2,385      2,808       3,499    100.0%     100.0%   100.0%       100.0%

Cost of Sales:
     Software licenses                     109        123        123         190      4.2%       5.2%     4.4%         5.4%
     Support and services                  290        325        383         423     11.2%      13.6%    13.6%        12.1%
     Consulting fees                     1,146        254        733         786     44.4%      10.7%    26.1%        22.4%
                                        ----------------------------------------    ---------------------------------------
              Total cost of sales        1,545        702      1,239       1,399     59.8%      29.5%    44.1%        39.9%
Gross profit                             1,036      1,683      1,569       2,100     40.2%      70.5%    55.9%        60.1%

Operating expenses                       1,555      1,683      2,056       2,332     60.2%      70.6%    73.2%        66.6%
                                        ----------------------------------------    ---------------------------------------

Income (loss) from operations             (519)        (0)      (487)       (232)   -20.0%      -0.1%   -17.3%        -6.5%

Net income (loss)                       $ (519)   $    11    $  (460)   $   (205)   -20.0%       0.4%   -16.4%        -5.7%
                                        ========================================    =======================================

                                                Three Months Ended, (1)                        Three Months Ended, (1)
                                        ----------------------------------------     -----------------------------------------
                                        March 31, June 30,   Sept. 30   Dec. 31,     March 31,  June 30,  Sept. 30,   Dec. 31,
                                           1995      1995       1995      1995         1995       1995      1995        1995
                                        --------- --------   ---------  --------     ---------  --------  ---------   --------
Revenue:
     Software licenses                  $1,097    $ 1,706    $ 1,415    $  1,859     34.3%      43.3%    37.7%        40.5%
     Support and service                   693        767      1,015       1,210     21.7%      19.5%    27.0%        26.4%
     Consulting fees                     1,407      1,467      1,325       1,521     44.0%      37.2%    35.3%        33.1%
                                        ----------------------------------------    ---------------------------------------
           Total revenue                 3,197      3,940      3,755       4,590    100.0%     100.0%   100.0%       100.0%
Cost of Sales:
     Software licenses                     113        249        306         163      3.5%       6.3%     8.1%         3.6%
     Support and service                   377        417        531         472     11.8%      10.6%    14.1%        10.3%
     Consulting fees                       835        875        757         849     26.1%      22.2%    20.2%        18.5%
                                        ----------------------------------------    ---------------------------------------
           Total cost of sales           1,325      1,541      1,594       1,484     41.4%      39.1%    42.4%        32.4%
Gross profit                             1,872      2,399      2,161       3,106     58.6%      60.9%    57.6%        67.6%

Operating expenses                       2,365      3,038      3,039      10,695(2)  74.0%      77.1%    80.9%       233.0%
                                        ----------------------------------------    ----------------------------------------
Income (loss) from
 operations                               (493)      (639)      (878)     (7,589)   -15.4%     -16.2%   -23.3%      -165.4%

Net income (loss)                       $ (461)   $  (614)   $  (680)   $ (7,269)   -14.4%     -15.6%   -18.1%      -158.5%
                                        ========================================    ========================================

                                                 Three Months Ended, (1)                        Three Months Ended, (1)
                                        ----------------------------------------     -----------------------------------------
                                        March 31, June 30,   Sept. 30   Dec. 31,     March 31,  June 30,  Sept. 30,   Dec. 31,
                                          1996      1996       1996       1996         1996       1996      1996        1996
                                        --------- --------   --------   --------     ---------  --------  ---------   --------
Revenue:
     Software licenses                  $1,710    $ 2,298    $ 1,508    $    578       36.5%       43.0%      37.4%    18.6%
     Support and service                 1,432      1,589        989         965       30.5%       29.7%      24.6%    31.0%
     Consulting fees                     1,547      1,457      1,531       1,568       33.0%       27.3%      38.0%    50.4%
                                        ----------------------------------------     ----------------------------------------
               Total revenue             4,688      5,344      4,028       3,111      100.0%      100.0%     100.0%    100.0%
Cost of Sales:
     Software licenses                     349        180        186         246        7.4%       3.4%        4.6%      7.9%
     Support and service                   581        638        588         783       12.4%      11.9%       14.6%     25.2%
     Consulting fees                       810        985      1,138       1,197       17.3%      18.4%       28.2%     38.5%
                                        ----------------------------------------     ----------------------------------------
               Total Cost of sales       1,740      1,803      1,912       2,226       37.1%      33.7%       47.4%     71.6%
Gross profit                             2,948      3,541      2,116         885       62.9%      66.3%       52.6%     28.4%

Operating expenses                       3,482      4,103      4,457      12,154(2)    74.3%      76.8%      110.7%    390.5%
                                        ----------------------------------------     ----------------------------------------
Income (loss) from
 operations                               (533)      (562)    (2,341)    (11,269)     -11.4%     -10.5%      -58.1%   -362.1%

Net income (loss)                       $ (250)   $  (222)   $(1,713)   $(10,651)      -5.4%      -4.1%      -42.5%   -342.2%
                                        ========================================     ========================================

_______________________
(1)  Restated as described in Note 2 to the Consolidated Financial Statements.
(2) Includes expenses of $7.4 and $4.7 million in 1995 and 1996, respectively, for the purchase of in-process research and development in connection with the formation of the Joint Venture and buyout in 1995 and 1996 respectively.

Restatement of Previously Issued Financial Statements

The following is a summary of selected unaudited quarterly information, as presented to reflect the effect of the restatements for the three years ended December 31, 1996:

                                                                       Net income                  Net income
                                                          Gross       (loss) from     Net income   (loss) per
                                          Revenues        Profit       operations       (loss)       share
                                        ------------  -------------  -------------  -------------  ----------
1996 (1)

Three months ended March 31:
  As previously reported                $ 3,913,281    $ 2,678,767      ($544,325)     ($280,808)  ($0.03)
  Effect of McIntosh pooling              1,016,851        483,383        225,949        224,148     0.03
  Effect of restatement                    (241,800)      (214,120)      (215,749)      (194,744)   (0.02)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $ 4,688,332    $ 2,948,030      ($534,125)     ($251,404)  ($0.03)

Three months ended June 30:
  As previously reported                $ 5,116,161    $ 3,698,189       ($93,705)      $247,469    $0.03
  Effect of McIntosh pooling                915,724        457,081         94,743         93,328     0.01
  Effect of restatement                    (688,563)      (614,707)      (563,007)      (563,007)   (0.06)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $ 5,343,322    $ 3,540,563      ($561,969)     ($222,210)  ($0.02)

Three months ended September 30:
  As previously reported                $ 4,098,474    $ 2,671,073    ($1,466,685)     ($837,177)  ($0.08)
  Effect of McIntosh pooling                781,358        259,237        (86,662)       (88,084)   (0.01)
  Effect of restatement                    (852,471)      (814,724)      (788,301)      (788,301)   (0.08)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $ 4,027,361    $ 2,115,586    ($2,341,648)   ($1,713,562)  ($0.17)

Three months ended December 31: (2) (3)
  As previously reported                $ 2,744,040    $ 1,061,597   ($10,241,021)   ($9,688,928)  ($0.94)
  Effect of McIntosh pooling                957,200        371,485        (37,082)       (37,934)    0.00
  Effect of restatement                    (588,821)      (546,683)      (989,589)      (922,094)   (0.09)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $ 3,112,419    $   886,399   ($11,267,692)  ($10,648,956)  ($1.03)


1996 Total:  (2) (3)
  As previously reported                $15,871,956    $10,109,626   ($12,345,736)  ($10,559,444)  ($1.12)
  Effect of McIntosh pooling              3,671,133      1,571,186        196,948        191,458     0.02
  Effect of restatement                  (2,371,655)    (2,190,234)    (2,556,646)    (2,468,146)   (0.26)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $17,171,434    $ 9,490,578   ($14,705,434)  ($12,836,132)  ($1.37)


                                                                       Net income                  Net income
                                                          Gross       (loss) from     Net income   (loss) per
                                          Revenues        Profit       operations       (loss)       share
                                        ------------  -------------  -------------  -------------  ----------
1995 (1)

Three months ended March 31:
  As previously reported                $ 2,624,448     $1,748,947     ($341,313)    ($300,437)     ($0.06)
  Effect of McIntosh pooling                941,026        455,564       149,798       146,487        0.03
  Effect of restatement                    (368,510)      (331,659)     (300,222)     (305,863)      (0.06)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $ 3,196,964     $1,872,852     ($491,737)    ($459,813)     ($0.08)

Three months ended June 30:
  As previously reported                $ 2,929,122     $1,961,767     ($707,369)    ($686,789)     ($0.13)
  Effect of McIntosh pooling              1,031,922        455,049        92,738        89,493        0.02
  Effect of restatement                     (20,985)       (18,886)      (25,299)      (17,418)      (0.00)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $ 3,940,059     $2,397,930     ($639,930)    ($614,714)     ($0.11)

Three months ended September 30:
  As previously reported                $ 3,776,776     $2,580,241     ($204,351)      ($6,124)     ($0.00)
  Effect of McIntosh pooling                921,452        444,507       137,331       134,371        0.02
  Effect of restatement                    (943,000)      (863,700)     (810,540)     (808,190)      (0.11)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $ 3,755,228     $2,161,048     ($877,560)    ($679,943)     ($0.09)

Three months ended December 31: (3)
  As previously reported                $ 4,470,338     $3,434,709   ($7,013,328)  ($6,664,430)     ($0.81)
  Effect of McIntosh pooling              1,001,134        463,411       126,764       124,233        0.02
  Effect of restatement                    (881,612)      (791,951)     (702,657)     (729,188)      (0.09)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $ 4,589,860     $3,106,169   ($7,589,221)  ($7,269,385)     ($0.88)


1995 Total:  (3)
  As previously reported                $13,800,684     $9,725,664   ($8,266,361)  ($7,657,780)     ($1.16)
  Effect of McIntosh pooling              3,895,534      1,818,531       506,631       494,584        0.08
  Effect of restatement                  (2,214,107)    (2,006,196)   (1,838,718)   (1,860,659)      (0.28)
                                        ------------  -------------  -------------  -------------  ----------
  As restated                           $15,482,111     $9,537,999   ($9,598,448)  ($9,023,855)     ($1.37)

                                                                      Net income                   Net income
                                                         Gross        (loss) from    Net income    (loss) per
                                          Revenues       Profit       operations       (loss)         share
                                        ------------  -------------  -------------   ------------  -------------
1994 (1)

Three months ended March 31:
  As previously reported                $ 1,750,430     $1,079,492      ($181,825)     ($181,089)      ($0.04)
  Effect of McIntosh pooling                830,515        (44,275)      (337,894)      (338,866)       (0.08)
  Effect of restatement                           0              0              0              0            0
                                        ------------  -------------  -------------   ------------  -------------
  As restated                           $ 2,580,945     $1,035,217      ($519,719)     ($519,955)      ($0.12)

Three months ended June 30:
  As previously reported                $ 1,970,814     $1,268,554      ($414,758)     ($403,892)      ($0.09)
  Effect of McIntosh pooling                414,697        414,697        414,697        414,697         0.09
  Effect of restatement                           0              0              0              0            0
                                        ------------  -------------  -------------   ------------  -------------
  As restated                           $ 2,385,511     $1,683,251           ($61)  $     10,805      $  0.00

Three months ended September 30:
  As previously reported                $ 2,499,661     $1,784,322       ($86,084)      ($83,852)      ($0.02)
  Effect of McIntosh pooling                721,813        155,943        (33,989)       (34,273)       (0.01)
  Effect of restatement                    (414,000)      (372,600)      (367,954)      (343,620)       (0.06)
                                        ------------  -------------  -------------   ------------  -------------
  As restated                           $ 2,807,474     $1,567,665      ($488,027)     ($461,745)      ($0.09)

Three months ended December 31:
  As previously reported                $ 3,406,418     $2,495,068   $    281,173       $334,761      $  0.06
  Effect of McIntosh pooling                730,574        180,504         (4,124)        (7,508)       (0.00)
  Effect of restatement                    (638,010)      (574,209)      (507,134)      (529,548)       (0.09)
                                        ------------  -------------  -------------   ------------  -------------
  As restated                           $ 3,498,982     $2,101,363      ($230,085)     ($202,295)      ($0.04)

1994 Total:
  As previously reported                $ 9,627,323     $6,627,436      ($401,494)     ($334,072)      ($0.07)
  Effect of McIntosh pooling              2,697,599        706,869         38,690         34,050         0.01
  Effect of restatement                  (1,052,010)      (946,809)      (875,088)      (873,168)       (0.18)
                                        ------------  -------------  -------------   ------------  -------------
  As restated                           $11,272,912     $6,387,496    ($1,237,892)   ($1,173,190)      ($0.24)

(1) The unaudited quarterly financial data presented above are restated to include (i) a December 1996 pooling of interests transaction for all periods presented, and (ii) the effects of the restatement of consolidated results of operations for 1994 and 1995 as described in Note 2 to the consolidated financial statements. Such data for 1996 are also restated to reflect the continued effects of such matters, plus elimination of additional revenues recognized on new product introductions in 1996 pending completion of significant vendor obligations, performance of implementation and consulting services and finalization of contracts.

(2) Not previously reported. Represents amounts included in or derived from the Company's press release on February 26, 1997.

(3) Includes pre-tax charges to operations for in-process research and development expensed at dates of purchase business combinations of $7,435,000 in the quarter ended December 31, 1995 and $4,746,000 in the quarter ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash and cash equivalents increased by $7.2 million during 1996. This increase reflects net proceeds of $29.4 million provided by financing activities including the sale of common stock in the Company's second public offering completed in July 1996, offset by a net increase in investments amounting to $14.5 million, purchases of equipment and fixtures of $2.7 million and net cash used in operating activities of $3.8 million. Operating losses in 1996 resulted from lower than expected software license fees and increased operating costs associated with selling, marketing and developing the Company's new generation of software while continuing to support multiple product platforms.

          As of December 31, 1996, the Company had $3.8 million in accounts receivable, a decrease of $536,000 over the balance at December 31, 1995. The Company believes its current provision of $650,000 for sales returns, allowances and bad debts is adequate.

          Cash of $23.5 million was provided by financing activities during 1995 primarily from the net proceeds of sales of common stock in the Company's initial public offering completed in August 1995.

          Cash used in investing activities during 1996 and 1995 was $18.4 million and $18.9 million, respectively. Investing activities consisted primarily of purchases of investments in excess of sales of investments of $14.5 million, $17.8 million, and $2.9 million for the years 1996, 1995, and 1994 respectively.

          As of December 31, 1996, the Company had net working capital of $41.7 million, compared to $24.3 million at December 31, 1995. The increase in working capital was primarily due to net proceeds from sales of common stock in the Company's second public offering completed in July 1996. During 1995, the Company had an increase in net working capital of $21.5 million, primarily reflecting net proceeds of the sales of common stock in the Company's initial public offering. The Company does not have any capital requirement needs for the foreseeable future.

          The Company believes that the continued expenditure of funds will be necessary to support its future growth. The Company believes that the cash and short-term investments on hand at December 31, 1996 together with funds generated from operations, will be adequate to fund its operations, capital requirements and expansion needs for the foreseeable future.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
----------------------------------------------------

          The financial statements of the Company as of and for the year ended December 31, 1996 begin on page F-1 of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------------------

          None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
-----------------------------------------------------------

          Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997, which information is incorporated herein by reference. A list of executive officers is found in Item 1.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

          Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

          Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------------------------------------------------------

          Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1997, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
-------------------------------------------------------------------------

(A)(1)    FINANCIAL STATEMENTS
          --------------------

                                                                       PAGE NUMBER
                                                                         IN THIS
                         DESCRIPTION                                  ANNUAL REPORT
     --------------------------------------------------------------------------------------
     Report of Independent Auditors.............................            F-2

     Consolidated Financial Statements

     Consolidated Statements of Financial Position..............            F-3

     Consolidated Statements of Operations......................            F-4

     Consolidated Statement of Changes in Shareholders' Equity..            F-5

     Consolidated Statement of Cash Flows.......................            F-6

     Notes to Consolidated Financial Statements.................            F-7

(A)(2) FINANCIAL STATEMENT SCHEDULES
       -----------------------------

     Schedule II -- Valuation and Qualifying Accounts               S-1

     All other financial statement schedules normally required under Regulation S-X have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.


(A)(3)    EXHIBITS
          --------

     EXHIBIT
       NO.                 DESCRIPTION
     -------               -----------
      *3.1           Restated Articles of Incorporation of the Company, as amended

      *3.2           Bylaws of the Company

      *4.1           Form of Certificate for Common Stock

      *10.1          Agreement Regarding Distribution of Software Programs between Allergan,
                     Inc., and Summit Medical Systems, Inc., dated September 1, 1994

      *10.2          Agreement Regarding Distribution of Software Programs between SciMed Life
                     Systems, Inc., and Summit Medical Systems, Inc., dated March 1, 1994, as amended in September 1994

      *10.3          ACC National Database Development Agreement, dated February 8, 1991

      *10.4         American Society of Cataract and Refractive Surgery National Database
                    Development Agreement, dated February 18, 1994

      *10.5         First Amendment and Restatement of STS National Database Agreement,
                    dated March 26, 1995

      *10.6         Summit Medical Systems, Inc., 1993 Stock Option Plan

      *10.7         Summit Medical Systems, Inc., 1995 Employee Stock Purchase Plan

      *10.8         Summit Medical Systems, Inc., 1995 Non-Employee Director Stock Option Plan

      *10.9         Employment Agreement dated October 19, 1992, between Summit Medical
                    Systems, Inc., and Edward F. Sweeney

      *10.10        Employment Agreement dated October 19, 1992, between Summit Medical
                    Systems, Inc., and Dennis Powers

      *10.11        Employment Agreement dated August 2, 1993, between Summit Medical
                    Systems, Inc., and William Cavanagh

   *****10.12       Employment Letter of December 29, 1995, between Summit Medical Systems,
                    Inc., and Kevin R. Green

   *****10.13       Employment Letter dated October 5, 1995, between Summit Medical
                    Systems, Inc. and Bruce S. Maller

      *10.14        Agreement Regarding Distribution of Software Programs between Boston
                    Scientific Corporation and Summit Medical Systems, Inc., dated June 30, 1995

      *10.15        Amendment by Letter dated July 26, 1995 of Agreement Regarding Distribution of Software Programs between SciMed Life Systems, Inc. and Summit Medical
                    Systems, Inc., dated March 1, 1994, as amended in September 1994

      *10.16        Amendment by Letter dated July 18, 1995 of Agreement Regarding Distribution of Software Programs between Summit Medical Systems, Inc., and Boston
                    Scientific Corporation, dated June 30, 1995

      *10.17        Amendment by Letter dated July 26, 1995 of Agreement Regarding Distribution of Software Programs between Summit Medical Systems, Inc., and Boston
                    Scientific Corporation, dated June 30, 1995

    ****10.18       Agreement Regarding Distribution of Software Programs between Boston
                    Scientific Corporation and Summit Medical Systems, Inc. dated September 1,
                    1995

    ****10.19       Agreement Regarding Distribution of Software Programs between Smith &
                    Nephew Richards, Inc. and Summit Medical Systems, Inc. dated November 10,
                    1995

    ****10.20       Agreement Regarding Distribution of Software Programs between Boston
                    Scientific Corporation and Summit Medical Systems, Inc. dated December 1,
                    1995

      **10.21       Agreement and Plan of Merger between BSM Acquisition Corp., BSM Financial,
                    Inc., Bruce S. Maller and Summit Medical Systems, Inc. dated September 29,
                    1995

     ***10.22       Agreement and Plan of Merger between MIS Acquisition Corp., Medical
                    Information Systems Company, Inc. and Summit Medical Systems, Inc. dated
                    November 15, 1995

   *****10.23       License Agreement between Duke University and Summit Medical Systems,
                    Inc. dated December 29, 1995

   *****10.24       Cordillera L.L.C. Limited Liability Company Agreement dated December 29,
                    1995

   *****10.25       Sublicense and Distribution Agreement between Cordillera L.L.C. and Summit
                    Medical Systems, Inc. dated December 29, 1995

   *****10.26       Employment Letter dated January 19, 1996, between Summit Medical Systems,
                    Inc. and George J. Marshalek, Jr.

  ******10.27       Amendment by Letters dated January 2, 1996, January 16, 1996 and June 29, 1996, of ACC National Database Development Agreement, dated February 8, 1991.

 10.28              First and Second Amendment to Summit Medical Systems, Inc., 1993 Stock
                    Option Plan

*******10.29        Agreement and Plan of Merger between Summit Medical Systems, Inc. CLM
                    Acquisition Corp. and C. L. McIntosh & Associates, Inc. dated December 31,
                    1996.

10.30               Employment Agreement between Summit Medical Systems, Inc., C. L. McIntosh
                    & Associates, Inc. and Charles L. McIntosh dated December 31, 1996.

10.31               Option Agreement between Summit Medical Systems, Inc. and Charles L.
                    McIntosh dated December 31, 1996.

10.32               Reorganization Agreement between Summit Medical Systems, Inc., Cordillera
                    L.L.C., DR Ware LLP and Duke University dated December 31, 1996.

10.33               Employment Agreement between Summit Medical Systems, Inc. and Donald F.
                    Fortin dated December 31, 1996.

10.34               Option Agreement between Summit Medical Systems, Inc. and Donald F. Fortin dated December 31, 1996

10.35               Option Agreement between Summit Medical Systems, Inc. and Robert Califf dated December 31, 1996

10.36               Option Agreement between Summit Medical Systems, Inc. and Harry Phillips dated December 31, 1996

10.37               Amendment to License Agreement between Duke University and Summit
                    Medical Systems, Inc. dated December 31, 1996

10.38               Amendment to Cordillera L.L.C. Limited Liability Company Agreement dated
                    December 31, 1996

10.39               Lease Agreement between Summit Medical Systems, Inc. and Red Circle L.L.P.
                    dated September 30, 1996

10.40               Employment Letter dated March 26, 1997 between Summit Medical Systems,
                    Inc. and Richard Willemin

10.41               Employment Letter dated June 12, 1996 between Summit Medical Systems,
                    Inc. and David Teckman

11.1                Statement re:  computation of per share earnings

23.1                Consent of Ernst & Young LLP

27                  Financial Data Schedule

99                  Cautionary Statement.

_________________
    * Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-93700)

   ** Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 1995 (File No. 0-26390).

  *** Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 1995 (File No. 0-26390).

 ****     Confidential treatment requested as to certain portions.

***** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-01958).

****** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-05711).

******* Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1997 (File No. 0-26390).

(B)  REPORTS ON FORM 8-K
     -------------------

     No current reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1996.

(C)  EXHIBITS
     --------

     See Item 14(a)(3) above.

(D)  FINANCIAL STATEMENT SCHEDULES
     -----------------------------

     See Item 14(a)(2) above.

                         Summit Medical Systems, Inc.

                       Consolidated Financial Statements


                 Years ended December 31, 1996, 1995 and 1994


                                   CONTENTS

Report of Independent Auditors............................................. F-2

Consolidated Financial Statements

Consolidated Statements of Financial Position.............................. F-3
Consolidated Statements of Operations...................................... F-4
Consolidated Statement of Changes in Shareholders' Equity.................. F-5
Consolidated Statements of Cash Flows...................................... F-6
Notes to Consolidated Financial Statements................................. F-7

                        Report of Independent Auditors


The Board of Directors
Summit Medical Systems, Inc.

We have audited the consolidated statements of financial position of Summit Medical Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Medical Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, prior years' financial statements have been restated.



Minneapolis, Minnesota
April 3, 1997

                         Summit Medical Systems, Inc.

                 Consolidated Statements of Financial Position

                                                                                                     DECEMBER 31
                                                                                               1996               1995
                                                                                          ----------------------------------
                                                                                                                (Restated)
ASSETS
Current assets:
  Cash and cash equivalents                                                                 $  9,386,069      $  2,202,004
  Short-term investments                                                                      35,243,624        20,718,674
  Accounts receivable (net of allowance of $650,000 and
    $100,397 at 1996 and 1995, respectively)                                                   3,776,351         4,312,164
  Notes receivable--officer                                                                            -            59,632
  Advances to officers and employees                                                                   -           190,000
  Other current assets                                                                           678,627           481,786
                                                                                          ----------------------------------
Total current assets                                                                          49,084,671        27,964,260

Equipment and fixtures, net                                                                    3,203,931         1,483,682
Computer software costs, net                                                                   1,198,573           103,207
                                                                                          ----------------------------------
Total assets                                                                                $ 53,487,175      $ 29,551,149
                                                                                          ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                     $   3,617,718     $  1,286,860
  Accrued compensation                                                                          1,236,118          797,170
  Accrued royalties                                                                               375,332          332,773
  Deferred revenue                                                                              1,867,006        1,134,176
  Income tax payable                                                                                7,648                -
  Note payable--officer                                                                                 -           17,991
  Line of credit                                                                                  150,000           80,000
  Notes payable and convertible debentures                                                        100,000           15,000
  Current portion of long-term debt                                                                23,628           24,092
                                                                                          ----------------------------------
Total current liabilities                                                                       7,377,450        3,688,062

Long-term debt                                                                                     26,525           28,719

Commitments                                                                                             -                -

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized shares-38,933,333 -- 1996 and 1995
    Issued and outstanding shares-10,343,830 -- 1996;
      8,492,018 -- 1995                                                                           103,438           84,920
  Additional paid-in capital                                                                   69,700,376       36,187,859
  Accumulated deficit                                                                         (23,720,614)     (10,438,411)
                                                                                          ----------------------------------
Total shareholders' equity                                                                     46,083,200       25,834,368
                                                                                          ----------------------------------
Total liabilities and shareholders' equity                                                  $  53,487,175     $ 29,551,149
                                                                                          ==================================

See accompanying notes.

                            Summit Medical Systems, Inc.

                    Consolidated Statements of Operations

                                                                       YEAR ENDED DECEMBER 31
                                                                 1996              1995             1994
                                                          -----------------------------------------------------
                                                                              (Restated)       (Restated)
Revenues:
  Software licenses                                       $   6,093,653       $  6,077,317    $  5,211,559
  Support and service                                         4,975,223          3,684,842       2,156,721
  Consulting fees                                             6,102,558          5,719,952       3,904,632
                                                          -----------------------------------------------------
Total revenue                                                17,171,434         15,482,111      11,272,912

Cost of sales:
  Software licenses                                             960,860            830,978         545,496
  Support and service                                         2,590,011          1,797,388       1,420,574
  Consulting fees                                             4,129,985          3,315,747       2,919,346
                                                          -----------------------------------------------------
Total cost of sales                                           7,680,856          5,944,113       4,885,416
                                                          -----------------------------------------------------
Gross profit                                                  9,490,578          9,537,998       6,387,496

Operating expenses:
  Selling and marketing                                       8,824,971          6,276,646       4,666,669
  Research and development                                    3,932,296          1,230,425         817,120
  Purchase of in-process research and development             4,746,000          7,435,000               -
  General and administrative                                  6,692,745          4,194,375       2,141,599
                                                          -----------------------------------------------------
Total operating expenses                                     24,196,012         19,136,446       7,625,388
                                                          -----------------------------------------------------
Loss from operations                                        (14,705,434)        (9,598,448)     (1,237,892)
Interest income, net                                          1,887,928            574,594          80,602
                                                          -----------------------------------------------------
Loss before income taxes                                    (12,817,506)        (9,023,854)     (1,157,290)
Income tax expense                                               18,626               -             15,900
                                                          -----------------------------------------------------
Net loss                                                  $ (12,836,132)      $ (9,023,854)   $ (1,173,190)
                                                          =====================================================

Net loss per share                                        $       (1.37)      $      (1.37)   $      (0.24)
                                                          =====================================================

Weighted average shares outstanding                           9,398,931          6,580,922       4,929,913
                                                          =====================================================

See accompanying notes.

                         Summit Medical Systems, Inc.

           Consolidated Statement of Changes in Shareholders' Equity

                                                                                                       ADDITIONAL
                                                            PREFERRED STOCK          COMMON STOCK       PAID-IN
                                                       ----------------------------------------------
                                                         SHARES       AMOUNT      SHARES     AMOUNT     CAPITAL
                                                       -----------------------------------------------------------
Balance December 31, 1993                                     -     $      -    4,218,352  $ 42,183  $ 1,211,558
     Issuance of preferred stock at $2.50 per share,
       net of offering costs of $106,900              1,600,000       16,000            -         -    3,877,100
     Issuance of common stock for debt                        -            -        2,746        27        7,473
     Issuance of common stock                                 -            -       10,416       104      119,896
     Distribution to shareholders                             -            -            -         -            -
     Net loss                                                 -            -            -         -            -
                                                       -----------------------------------------------------------
Balance December 31, 1994 (restated)                  1,600,000       16,000    4,231,514    42,314    5,216,027
     Issuance of common stock                                 -            -        7,167        72      104,936
     Exercise of stock options                                -            -       76,665       767       26,731
     Employee stock purchase plan                             -            -       35,016       350      267,522
     Issuance of stock related to establishment of
       joint venture                                          -            -      200,000     2,000    4,198,000
     Value of stock options and warrants issued in
       connection with joint venture                          -            -            -         -    2,935,000
     Value of stock option issued for services                -            -            -         -      218,684
     Conversion of preferred stock into common stock (1,600,000)      (1,000)   1,066,656     10,667       5,333
     Public offering proceeds, net of expenses of
       $2,630,624                                             -            -    2,875,000     28,750  23,215,626
     Distribution to shareholders                             -            -            -          -           -
     Net loss                                                 -            -            -          -           -
                                                       -----------------------------------------------------------
Balance December 31, 1995 (restated)                          -            -    8,492,018     84,920  36,187,859
     Exercise of stock options                                -            -       60,550        606     127,204
     Employee stock purchase plan                             -            -       39,262        392     399,816
     Public offering proceeds, net expenses of $590,503       -            -    1,752,000     17,520  29,193,497
     Value of stock warrants issued in connection with
       Cordillera purchase                                    -            -            -          -   3,792,000
     Distribution to shareholders                             -            -            -          -           -
     Net loss                                                 -            -            -          -           -
                                                       -----------------------------------------------------------
Balance December 31, 1996                                     -     $      -   10,343,830   $103,438 $69,700,376
                                                       ===========================================================
                                                               ACCUMULATED

                                                                DEFICIT      TOTAL
                                                          -------------------------
Balance December 31, 1993                                 $    (120,939) $1,132,802
     Issuance of preferred stock at $2.50 per share,
       net of offering costs of $106,900                              -   3,893,100
     Issuance of common stock for debt                                -       7,500
     Issuance of common stock                                         -     120,000
     Distribution to shareholders                               (89,714)    (89,714)
     Net loss                                                (1,173,190) (1,173,190)
                                                          -------------------------
Balance December 31, 1994 (restated)                         (1,383,843)  3,890,498
     Issuance of common stock                                         -     105,008
     Exercise of stock options                                        -      27,498
     Employee stock purchase plan                                     -     267,872
     Issuance of stock related to establishment of
       joint venture                                                  -   4,200,000
     Value of stock options and warrants issued in
       connection with joint venture                                  -   2,935,000
     Value of stock option issued for services                        -     218,684
     Conversion of preferred stock into common stock                  -           -
     Public offering proceeds, net of expenses of
       $2,630,624                                                    -   23,244,376
     Distribution to shareholders                              (30,714)     (30,714)
     Net loss                                               (9,023,854)  (9,023,854)
                                                          -------------------------
Balance December 31, 1995 (restated)                       (10,438,411)  25,834,368
     Exercise of stock options                                       -      127,810
     Employee stock purchase plan                                    -      400,208
     Public offering proceeds, net expenses of $2,324,983            -   29,211,017
     Value of stock warrants and options issued in
       connection with Cordillera purchase                           -    3,792,000
     Distribution to shareholders                             (446,071)    (446,071)
     Net loss                                              (12,836,132) (12,836,132)
                                                          -------------------------
Balance December 31, 1996                                 $(23,720,614) $46,083,200
                                                          =========================

See accompanying notes.

                         Summit Medical Systems, Inc.

                     Consolidated Statements of Cash Flows

                                                                               YEAR ENDED DECEMBER 31
                                                                     1996             1995               1994
                                                                   ---------------------------------------------
                                                                                   (Restated)         (Restated)
OPERATING ACTIVITIES
Net loss                                                           $(12,836,132)   $ (9,023,854)     $(1,173,190)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
   Depreciation                                                         977,444         581,384          345,185
   Amortization                                                         103,207          91,000            8,000
   Deferred income taxes                                                      -         (15,900)          15,900
   Value of warrants, options and common stock
    issued in connection with joint venture acquisitions              3,792,000       7,135,000                -
   Value of stock options issued for services                                 -         218,684                -
   Losses on partnership investments                                          -               -            1,895
   Changes in operating assets and liabilities:
      Accounts receivable                                               535,813      (2,283,676)        (886,451)
      Advances to officers and employees                                190,000        (190,000)               -
      Other current assets                                             (137,209)       (389,577)         (67,097)
      Accounts payable and accrued expenses                           2,330,858         682,458          138,318
      Accrued compensation and royalties                                481,507         119,940          406,180
      Accrued settlement reserve                                              -               -           82,500
      Income tax payable                                                  7,648               -                -
      Deferred revenue                                                  732,830         428,797          425,313
                                                                   ---------------------------------------------
Net cash used in operating activities                                (3,822,034)     (2,645,744)        (703,447)

INVESTING ACTIVITIES
Purchase of short-term investments                                  (66,648,127)    (28,700,801)      (7,390,887)
Sale (purchase) of long-term investments                                      -          42,418           (4,700)
Sales of short-term investments                                      52,123,177      10,884,966        4,446,230
Purchases of equipment and fixtures                                  (2,705,958)     (1,110,299)        (642,629)
Disposal of equipment and fixtures                                        8,265          52,814                -
Purchase of software development -
 Cordillera acquisition                                              (1,152,000)              -                -
Computer software costs                                                 (46,573)        (65,000)        (137,899)
                                                                   ---------------------------------------------
Net cash used in investing activities                               (18,421,216)    (18,895,902)      (3,729,885)

FINANCING ACTIVITIES
Net proceeds from line of credit                                         70,000          65,000                -
Proceeds from long-term debt                                             52,211               -          143,166
Principal payments on long-term debt                                    (54,869)        (61,742)        (112,195)
Principal payments on notes and debentures                              (15,000)        (93,699)          (7,500)
Proceeds from notes payable and convertible debentures                  100,000               -           12,490
Proceeds from note payable--officer                                           -          17,166           19,366
Payments on note payable--officer                                       (17,991)              -                -
Distributions to shareholders                                          (446,071)        (30,714)         (89,714)
Net proceeds from common stock transactions                          29,611,225      23,617,256          120,000
Net proceeds from exercise of common stock options                      127,810          27,498                -
Net proceeds from sale of preferred stock                                     -               -        3,893,100
                                                                   ---------------------------------------------
Net cash provided by financing activities                            29,427,315      23,540,765        3,978,713
                                                                   ---------------------------------------------
Increase (decrease) in cash and cash equivalents                      7,184,065       1,999,119         (454,619)
Cash and cash equivalents at beginning of period                      2,202,004         202,885          657,504
                                                                   ---------------------------------------------
Cash and cash equivalents at end of period                         $  9,386,069   $   2,202,004      $   202,885
                                                                   =============================================
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                        $     14,054   $      20,388      $     4,654

Supplemental disclosure of noncash investing activities:
  Equipment and fixtures acquired in exchange for long-term
  debt                                                                   35,000          30,570               -

                         Summit Medical Systems, Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 1996


1.   DESCRIPTION OF BUSINESS

Summit Medical Systems, Inc. (the "Company") is a leading provider of clinical outcomes database software and related products and services for selected medical specialties in the healthcare industry. The Company's database software enables healthcare providers to record, analyze and report detailed clinical information on medical procedures, diseases and patient outcomes. In addition, the Company provides a range of consulting services related to regulatory affairs and clinical studies.

2.   RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The accompanying financial statements reflect restatements of previously reported consolidated financial position and results of operations as of and for the years ended December 31, 1995 and 1994. The restatements are based on an investigation of the Company's accounting practices by the Company's management, auditors and outside counsel following concerns brought to the attention of senior management and the Company's Board of Directors by a new chief financial officer on February 27, 1997. The restatements primarily involve revenue recognition practices related to certain sales of software licenses and related services including revenue recognized based on purchase commitments made by certain corporate marketing partners but prior to actual shipment of product, and revenue recognized in advance of actual shipment of product in other contexts.

The "as reported" consolidated results of operations and financial position presented below give effect to the restatement for the acquisition of C. L. McIntosh & Associates, Inc., accounted for as a pooling of interest, as disclosed in Note 4. The effect of the restatement described in the previous paragraph on the Company's 1995 and 1994 financial statements is as follows:

                               1995                          1994
                     ------------------------    ---------------------------
                     AS REPORTED  AS RESTATED     AS REPORTED    AS RESTATED
                     -----------  -----------    -------------  ------------
Total revenue        $17,696,218  $15,482,111      $12,324,922   $11,272,912
Net loss              (7,163,196)  (9,023,854)        (300,022)   (1,173,190)

Net loss per share      (1.09)        (1.37)            (.06)        (.24)

Accumulated deficit   (7,704,585) (10,438,411)        (510,675)   (1,383,843)
Shareholders' equity  28,568,194   25,834,368        4,763,666     3,890,498

                         Summit Medical Systems, Inc.

                  Notes to Consolidated Financial Statements

                               December 31, 1996

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, BSM Financial, Inc., Medical Information Systems Company, Inc., Summit Medical Europe, S.A.R.L. and C. L. McIntosh & Associates, Inc. All intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

Software Licenses and Upgrades: The Company recognizes revenue from contracts for sales of software licenses on shipment provided that no significant vendor and post-contract support obligations remain outstanding and that collections of resulting receivables are probable.

Support and Service: Revenue for service and support is deferred and recognized over the period in which support services are provided using the straight-line method. All other revenue, including training fees, is recognized upon performance of the applicable services.

Consulting Services: Revenues from consulting services are recognized as the services are performed.

Software Licenses With Other Significant Vendor Obligations: The Company will recognize revenue under agreements requiring significant vendor obligations such as installation, testing, interface, and system integration when all of the following conditions have been satisfied: (i) delivery has occurred; (ii) system installation, testing, integration and on-site consulting assistance has been completed; (iii) customer acceptance has been received; and (iv) collectibility is probable. If a significant portion of the revenue is due beyond twelve months of the date of the agreement, revenue will be recognized as each annual payment becomes due. In addition, certain contracts may require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage completion basis, subject to probability of collection.

                         Summit Medical Systems, Inc.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COST OF SALES

The Company records cost of sales on a basis that matches the expenses incurred with the sales revenue generated. A portion of the costs is allocated between software licenses and support and service based on the amount of employee time spent completing the product shipments or providing services. Management believes the allocation methods used for cost of sales are reasonable.

ROYALTY EXPENSE

The Company recognizes and accrues royalty expense at the time the Company recognizes the related revenue from software licenses sold and services rendered. Royalties are due and paid 45 days after the end of the quarter in which the Company collects the related receivable.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

SHORT-TERM INVESTMENTS

Investments with a maturity of more than ninety days at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its short-term investments, consisting of U.S.Treasury Bills, U.S. Treasury Notes, Commercial Paper and Discounted Notes, as available for sale. At December 31, 1995 and December 31, 1996, the fair market value of the short-term investments approximated the amortized cost.

                         Summit Medical Systems, Inc.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE ALLOWANCE

The Company determines an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable. The Company's accounts receivable consists of large corporations and hospitals with excellent credit history.

EQUIPMENT AND FIXTURES

Equipment and fixtures are stated at cost. The Company provides for depreciation using accelerated methods at rates designed to amortize the cost of equipment and fixtures over their estimated useful lives of three to seven years.

COMPUTER SOFTWARE COSTS

Computer software costs include the cost of internally developed software, which have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and $1,152,000 of developed software technology acquired in connection with the acquisition of a joint venture (see Note 5). The capitalized costs are amortized at the faster of projected revenue or straight-line basis over their estimated useful lives, generally three years or less, commencing when each product is available to the market. Amortization expense, based on an eighteen month useful life, for computer software during 1996, 1995 and 1994 was $38,540 and $91,000 and $8,000, respectively. Accumulated amortization for computer software at December 31, 1996 and 1995 was $137,540 and $99,000, respectively.

INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred income taxes are provided for temporary differences between financial reporting and tax bases of assets and liabilities.

                         Summit Medical Systems, Inc.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of common shares and common share equivalents, if dilutive, outstanding during the periods presented after giving effect to the conversion of convertible preferred stock into common stock. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No.83 ("SAB No. 83."), shares convertible into common stock and common stock equivalent shares issued or granted by the Company at prices less than the initial offering price during the 12 months immediately preceding the initial public offering, in 1995, have been included in the determination of shares used in calculation of net loss per share, as if they were outstanding for all periods presented up to the initial public offering date.

Subsequent to the initial public offering date, net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." The Company does not expect the adoption of the Statement to have a material impact on the financial statements.

                         Summit Medical Systems, Inc.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION PLANS

The Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for its stock options. Under APB 25, when the exercise price of stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Accordingly, the Company has made pro forma disclosures of what net loss and loss per share would have been had the provisions of Statement 123 been applied to the Company's stock options.

RECLASSIFICATION

Certain prior year items have been reclassified to conform with the 1996 presentation.

4.   MERGERS

Effective November 20, 1995, the Company exchanged 126,386 shares of common stock in a pooling of interests for all outstanding shares of Medical Information Systems Company, Inc., a developer of decision-support software for determining expected outcomes from preventive care, occupational health, and pharmacological interventions.

Effective October 6, 1995, the Company exchanged 182,524 shares of common stock in a pooling of interests for all outstanding shares of BSM Financial, Inc., a health care consulting firm providing services in the areas of strategic planning, data analysis and various other services.

                         Summit Medical Systems, Inc.

4.   MERGERS (CONTINUED)

Effective December 31, 1996, the Company exchanged 976,453 shares for all outstanding shares of common stock in a pooling of interests of C. L. McIntosh & Associates, Inc., a health care consulting firm providing services in the areas of Medicare and regulatory affairs.

Condensed statements of operations data for the years ended December 31, 1996, 1995 and 1994 for the effects of the merger with C. L. McIntosh & Associates, Inc. are as follows:


                                                     Summit          C.L.
                                                    Medical        McIntosh &
                                                  Systems, Inc.    Associates, Inc. Combined
                                               ------------------------------------------------
                                                   (Restated)
     1994
     Revenue                                   $  8,575,313       $2,697,599       $11,272,912
     Net loss                                    (1,139,140)         (34,050)       (1,173,190)
     Net loss per share                                (.29)            (.03)             (.24)


     1995
     Revenue                                   $ 11,586,577       $3,895,534       $15,482,111
     Net loss                                    (8,529,270)        (494,584)       (9,023,854)
     Net loss per share                               (1.52)            (.51)            (1.37)

     1996
     Revenue                                   $ 13,500,301       $3,671,133       $17,171,434
     Net income (loss)                          (13,027,591)         191,459       (12,836,132)
     Net income (loss) per share                      (1.55)             .20             (1.37)

                          Summit Medical Systems, Inc

5.   ACQUISITION OF JOINT VENTURE

On December 29, 1995, the Company entered into a software license agreement with Duke University ("Duke") and formed a joint venture, Cordillera L.L.C., with three of Duke's nationally recognized cardiologists. Under the software license agreement, Duke granted the Company an exclusive license to the Duke Cardiology Information System, a clinical information database system for cardiology. In connection with the software license agreement, the Company issued 200,000 shares of common stock to Duke and a seven-year warrant to purchase an additional 200,000 shares of common stock at $21.00 per share, the market value of the Company's common stock on the day prior to the issuance of the warrant. The Company also issued a vested option for 40,000 shares of common stock at $15.50 per share, the market value of the Company's stock on the day of the issuance of the option. The option was issued to the Company's chief executive officer for assistance received from him related to this transaction while he was acting as an independent consultant to the Company. In addition, Duke and the individual cardiologists were entitled to subscribe for the purchase of up to a 50% ownership position in the joint venture at any time prior to December 29, 2002, at a cost of $2,000.

The total purchase price of $7,435,000 consisting of the market price of the stock ($4,200,000), the value of the option and warrant ($2,935,000) and acquisition-related expenses ($300,000) was allocated to in-process software development technology and was expensed upon closing of the transaction on December 29, 1995.

The Company's ownership position in the joint venture until December 1996 was 99%, and resulted in all start-up losses being consolidated into the Company's operating results.

                          Summit Medical Systems, Inc

5. ACQUISITION OF JOINT VENTURE (CONTINUED)

On December 31, 1996, the Company acquired the outstanding equity interest and all options to acquire equity interests in Cordillera L.L.C. not held by the Company. The total purchase price of $5,898,000, consisting of cash ($2,000,000), the value of options and warrants to purchase 675,000 shares of Company Common Stock for a ten year period at $7.50 per share ($3,792,000) and acquisition related expenses ($106,000) has been allocated to developed software ($1,152,000) and to in-process software development technology $(4,746,000). The in-process software development technology was expensed upon closing of the transaction on December 31, 1996 and the developed software will be amortized straight line over a three year period. The agreement also includes warrants to purchase 200,000 shares of Company common stock for a ten year period at $7.50 per share if certain performance measurements are met. No value was assigned to these warrants due to their contingent nature.

6. NOTE RECEIVABLE - OFFICER

The note receivable from an officer bearing interest at 9% was forgiven in December 1996.

7. ADVANCES TO OFFICERS AND EMPLOYEES

On December 31, 1995, the Company paid bonuses to officers and employees on the basis of preliminary financial results achieved in 1995. As a result of subsequent adjustments in reporting the final results for 1995, it was determined that $190,000 of these bonuses paid to officers and employees were not in fact earned. The resulting payments made in December were treated as an advance against 1996 bonuses, with the Company having the right to deduct this advance from any bonus payment earned in 1996. These advances were expensed in 1996.

                          Summit Medical Systems, Inc

8. EQUIPMENT AND FIXTURES

Equipment and fixtures are as follows:

                                                    DECEMBER 31
                                                 1996          1995
                                           ---------------------------
     Furniture and fixtures                  $1,640,983   $  830,018
     Computer and telephone equipment         3,146,829    1,664,877
     Vehicles                                    55,261       90,070
     Leasehold improvements                     466,292       78,623
                                           ---------------------------
                                              5,309,365    2,663,588
     Less accumulated depreciation           (2,105,434)   1,179,906
                                           ---------------------------
                                             $3,203,931   $1,483,682
                                           ===========================

The Company has adopted SFAS 121 "Accounting for the Impairment of Long-Lived Assets," which requires losses on impairment of long-lived assets used in operations to be recorded when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The adoption had no impact on the financial statements.

9.  NOTE PAYABLE - OFFICER

During 1996 and 1995, an officer advanced funds in the form of a demand note which was paid in full in 1996.

10. SHORT-TERM NOTES PAYABLE

On July 2, 1995, prior to the merger with the Company, Medical Information Systems Company, Inc. issued an aggregate of $45,000 of 11% unsecured Promissory Notes due July 1, 1996 to two members of its Board of Directors. The remaining balance of $17,991 was paid in full in 1996.

Prior to the merger with the Company, C. L. McIntosh & Associates, Inc. had a balance on its line of credit at December 31, 1995 of $80,000, the entirety of which was due on May 1, 1996, along with unpaid accrued interest of one percent over the bank's prime rate. In 1996, the Company paid $20,000 of this balance and received an additional $90,000 for a balance of $150,000 at December 31, 1996 (prime rate 8.25% at December 31, 1996). The weighted-average interest rate on the borrowings in fiscal 1996 was 8.875%.

                          Summit Medical Systems, Inc

10. SHORT-TERM NOTES PAYABLE (CONTINUED)

On December 23, 1996, prior to the merger of the Company, C. L. McIntosh & Associates, Inc. issued a $100,000 unsecured Promissory Note due July 1, 1997, with interest of one percent over the bank's prime rate.

11. CONVERTIBLE DEBENTURE

During 1993, the Company borrowed $30,000 from two health organizations in the amount of $15,000 each. The convertible debentures provided for a one-year term with interest at six percent, due at maturity.

During 1994, one lender exercised its option and converted their debenture for 2,746 shares of Common Stock and $7,500 cash.

During 1996, the Company paid in full the remaining balance of $15,000.

12. LONG-TERM DEBT

                                                         DECEMBER 31
                                                       1996       1995
                                                    ----------------------
Note payable, interest at 10% payable monthly,
 secured by accounts receivable,
 principal due June 30, 1997                        $     -     $  3,533

Note payable, interest at prime plus 2%, due
 in equal monthly installments of
 $560, unsecured                                          -        7,680

Note payable, interest at 8%, due in equal
 monthly installments of $627, secured by a vehicle       -       26,178

Note payable, interest at 9.25% payable monthly,
 secured by accounts receivable, principal due
 September 15, 1997                                   6,920       15,420

Note payable, interest at 9.63%, due in
 equal monthly installments of $1,127, unsecured     29,051            -

Capital lease,
 interest at 14.59%, due in equal monthly
 installments of $601, secured by
 telephone system                                    14,182            -
                                                    ----------------------
Total debt                                           50,153       52,811
Less current portion                                (23,628)     (24,092)
                                                    ----------------------
Long-term debt, net of current portion              $26,525     $ 28,719
                                                    ======================

                          Summit Medical Systems, Inc

13.  SALES OF PREFERRED STOCK

In 1994, the Company sold 1,600,000 shares of Series A Convertible Preferred Stock in a private placement for $4,000,000 less related offering costs of $106,900. Upon the closing of the initial public offering of the Company's Common Stock in August 1995, all Preferred Stock then outstanding was converted into an aggregate of 1,066,656 shares of Common Stock.

14.  SALES OF COMMON STOCK

In August 1995, the Company sold 2,875,000 shares of Common Stock in its initial public offering for $25,875,000, less related costs of $2,630,624.

In July 1996, the Company sold an additional 1,752,000 shares of Common Stock in a secondary offering for $31,536,000, less related costs of $2,324,983.

15.  LEASES

The Company leases its office space, an automobile and certain office equipment under various operating leases which expire between April 1997 and November 2005. The Company is required to pay a pro rata share of taxes and utilities for each of the office locations. Future minimum payments under the leases at December 31, 1996 are as follows:

Fiscal year:
  1997                                               $  903,441
  1998                                                  991,185
  1999                                                  988,500
  2000                                                1,016,614
  2001                                                  764,021
  Thereafter                                          2,639,151
                                                    ------------
                                                     $7,302,912
                                                    ============

Rent expense for the years ended December 31, 1996, 1995 and 1994 was $934,492, $634,967 and $453,810, respectively.

                          Summit Medical Systems, Inc

16.  INCOME TAXES

As of December 31, 1996, the Company had a net operating loss (NOL) and AMT credit carryforwards of approximately $11,375,000 and $33,000, respectively, available to offset its future income tax liability. The NOL and tax credit carryforwards begin to expire in the year 2009.

Income tax expense for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                 YEAR ENDED DECEMBER 31
                                            1996       1995         1994
                                         ---------------------------------
     Current                             $18,626     $      -     $     -
     Deferred                                  -            -      15,900
                                         ---------------------------------
                                         $18,626     $      -     $15,900
                                         =================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

                                                     DECEMBER 31
                                                1996            1995
                                           ------------------------------
  Deferred tax assets:
    Net operating loss carryforwards       $ 3,981,000       $ 1,016,000
    Temporary differences:
      Purchase of in-process research
        and development                      4,089,000         2,478,000
      Allowance for doubtful
        accounts                               227,000            35,000
    Valuation allowance                     (8,297,000)       (3,529,000)
                                           ------------------------------
  Net deferred tax asset                   $         -       $         -
                                           ==============================

A valuation allowance of 100% of tax benefits has been provided because of the Company's recent history of operating losses. The Company has made private and public offerings of its stock during the past three years and, as a result, may have incurred ownership changes under Section 382 of the Internal Revenue Code.
Section 382 may limit the amount of net operating losses that can be utilized in the future.

                          Summit Medical System, Inc.

17. STOCK OPTIONS

In 1993, the Company established the Stock Option Plan of 1993, for which 2,126,666 shares of common stock were reserved. The options held by officers can be either incentive stock options or nonstatutory options to be granted to employees and consultants of the Company. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable at various intervals and expire 5 years from the date of grant.

In 1995, the Company adopted the 1995 Director Plan, for which 66,666 shares of common stock have been reserved. The plan provides for an automatic grant of nonqualified stock options to purchase 6,666 shares of common stock to nonemployee directors on the date such individuals are first appointed directors of the Company, and an automatic grant of an option to purchase an additional 2,000 shares of common stock on the day after each subsequent annual meeting of the Company's shareholders. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable as to 100% of such shares on the first annual anniversary of the date of such grant and expire 10 years from the date of grant.

Option activity is summarized as follows:

                                                                                WEIGHTED
                                                                                AVERAGE
                                   SHARES          PLAN          NON-PLAN       EXERCISE
                                  AVAILABLE       OPTION          OPTIONS        PRICE
                                  FOR GRANT      OUTSTANDING    OUTSTANDING    PER SHARE
                              --------------------------------------------------------------
Balance at December 31, 1993       28,021         265,312        113,330       $ 1.25
  Shares reserved                 533,333               -              -            -
  Granted                        (275,991)        275,991         33,332         3.75
  Canceled                         40,000         (40,000)             -         1.50
                              -----------------------------------------------
Balance at December 31, 1994      325,363         501,303        146,662         2.43
  Granted                        (231,998)        231,998         18,794        12.17
  Exercised                             -          (9,999)       (66,666)        0.36
  Canceled                         13,333         (13,333)             -         3.75
                              -----------------------------------------------
Balance at December 31, 1995      106,698         709,969         98,790         5.53
  Shares reserved               1,300,000               -              -
  Granted                      (2,346,634)      2,346,634        610,666        10.63
  Exercised                             -         (54,975)        (5,575)        2.11
  Canceled                      1,266,609      (1,266,609)        (5,000)       15.41
                              -----------------------------------------------
Balance at December 31, 1996      326,673       1,735,019        698,881       $ 6.65
                              ==============================================================

                         Summit Medical Systems, Inc.

17. STOCK OPTIONS (CONTINUED)

In late 1996, the Company repriced previously granted options held by management to purchase 669,442 shares of common stock from original exercise prices that ranged from $13.00 to $17.00 per share to new exercise prices that ranged from $6.75 to $7.00 per share. Additionally, previously granted options held by the same individuals to purchase 185,250 shares of common stock at exercise prices ranging from $13.00 to $17.00 per share were canceled.

The following table summarizes information about the stock options outstanding at December 31, 1996:


                                      OPTIONS OUTSTANDING                  OPTION EXERCISABLE
                          -------------------------------------------  ----------------------------
                                             WEIGHTED
                                              AVERAGE       WEIGHTED                     WEIGHTED
                                             REMAINING      AVERAGE                      AVERAGE
        RANGE OF             NUMBER         CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
     EXERCISE PRICES       OUTSTANDING          LIFE          PRICE      EXERCISABLE      PRICE
-----------------------   -------------------------------------------  ----------------------------
     $  .22 - $  2.25         233,230          $1.54         $ 1.47        124,365       $ 1.49
       3.75 -    5.00         297,859           2.97           3.75        107,600         3.75
       5.00 -    7.50       1,708,858           6.69           7.05        227,056         6.95
       7.50 -    8.00          57,166           5.56           7.65              -            -
      14.00 -   14.50           2,787           3.60          14.34          2,787        14.34
      17.00 -   17.50         130,000           4.08          17.25              -            -
      22.00 -   22.50           4,000           9.32          22.50              -            -
                          -------------------------------------------  ----------------------------
                            2,433,900           5.58         $ 6.65        461,808       $  4.89

Options outstanding expire at various dates during the period from 1998 through 2006. Exercise prices for options outstanding as of December 31, 1996 ranged from $.22 to $22.50 per share. The number of options exercisable as of December 31, 1996, 1995 and 1994 were 461,808, 178,709 and 137,460, respectively at weighted average exercise prices of $4.89, $2.35 and $.81 per share, respectively.

The weighted-average grant date fair value of plan options granted at market prices during the years ended December 31, 1996 and 1995 was $4.81 and $6.14 per share, respectively. The weighted-average grant date fair value of plan options granted above market prices during the years ended December 31, 1996 and 1995 was $-0- and $2.31 per share, respectively.

                         Summit Medical Systems, Inc.

17. STOCK OPTIONS (CONTINUED)

The weighted-average grant date fair value of non-plan options granted at market prices during the years ended December 31, 1996 and 1995 was $9.61 and $-0-, respectively. The weighted-average grant date fair value of non-plan options granted below market prices during the years ended December 31, 1996 and 1995 was $5.52 and $8.91, respectively. The weighted-average grant date fair value of non-plan options granted above market prices during the years ended December 31, 1996 and 1995 was $0 and $4.19, respectively.

Pro forma information regarding net loss and loss per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk free interest rate of 6.00%; no dividend yield; volatility factors of 87.7% and 61.5% and a weighted-average expected life of the option of
2.29 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                         Summit Medical Systems, Inc.

17. STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                             1996           1995
                                        ------------------------------
     Pro forma net loss                  ($13,672,621)    ($9,598,186)

     Pro forma loss per share                  $(1.45)         $(1.46)

The pro forma effect on net loss for 1996 and 1995 is not representative of the pro forma effect on net loss in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

18. EMPLOYEE STOCK PURCHASE PLAN

In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan whereby 133,333 shares of common stock have been reserved. All employees who have met the service eligibility requirements are eligible to participate and may direct the Company to make payroll deductions of two to fifteen percent of their compensation during a purchase period for the purchase of shares under the plan. The 1995 Stock Purchase Plan provides participating employees the right, subject to certain limitations, to purchase the Company's common stock at a price equal to the lower of 85% of the fair market value of the Company's common stock on the first day, or the last day, of the applicable purchase period. The first purchase period commenced on August 3, 1995 and ended on December 29, 1995. Subsequent purchase periods will run for six months, subject to acceleration in the case of a merger or consolidation in which the Company is not the surviving corporation, or the liquidation, dissolution or sale of substantially all of the assets of the Company. In 1996 and 1995, 39,262 shares and 35,016 shares were purchased and issued, respectively.

                         Summit Medical Systems, Inc.

19. STOCK AUTHORIZATION AND STOCK SPLITS

In June 1995, the Board of Directors approved a 1.5-to-1 reverse stock split for common stock and options of the Company, effective June 15, 1995.

All share, per share, weighted average share, and stock option information in these financial statements has been restated to reflect the stock split as if it occurred at the beginning of the earliest period presented.

20. DISTRIBUTION AND LICENSE AGREEMENTS

In 1995 and 1994, the Company entered into product distribution agreements with several companies. These agreements grant each distributor an exclusive right and license to market, sell and distribute selected programs worldwide. In order to maintain exclusivity, each distributor has agreed to purchase a minimum number of programs over the next five years.

In June 1995, Medical Information Systems Company, Inc. ("MIS"), a wholly-owned subsidiary of the Company, entered into a license agreement with DRI/McGraw-Hill ("DRI") to utilize DRI's proprietary data and forecast services for a two-year period. Pursuant to the agreement, MIS pays a monthly license fee to DRI in the amount of $6,667 for twelve months and issued a warrant to purchase 4,460 shares of the Company's common stock at $1.00 per share for ten years. The value of this warrant was determined to be $60,000 and is being amortized as a cost of the data base over the two-year license agreement period.

21. SIGNIFICANT CUSTOMER

The Company sells a substantial portion of its product to one customer. During 1996 and 1995, sales to this customer aggregated $1,651,039 and $1,344,639, respectively. At December 31, 1996 and 1995, amounts due from this customer included in accounts receivable were $478,267 and $735,590, respectively.

                         Summit Medical Systems, Inc.

22. COMMITMENTS AND CONTINGENCIES

The Company has been named as a defendant in two federal court securities punitive class action suits filed in United States District Court of the District of Minnesota on March 10, 1997 and March 26, 1997, respectively. These actions allege, in essence, that the Company made misleading public disclosures relating to its financial statements. The Company believes both these actions are without merit and intends to defend against them vigorously.

The Company has been informed by the Division of Enforcement of the Securities and Exchange Commission (the "Commission"), through service of a subpoena on March 25, 1997, that the Commission is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation and intends to continue to do so.

23. SUBSEQUENT EVENT

The Company terminated several employees subsequent to year end in order to reduce its expense levels. In connection with this reduction, severance payments of approximately $400,000 were made and will be expensed in the first quarter of 1997.

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                         SUMMIT MEDICAL SYSTEMS, INC.

-----------------------------------------------------------------------------------------------------
        COL. A                        COL. B              COL. C              COL. D          COL. E
-----------------------------------------------------------------------------------------------------
                                                        Additions
                                                  ---------------------
                                                  Charged      Charged                       Balance
                                     Balance at   to Costs     to Other                       at End
                                     Beginning       and       Accounts-    Deductions-         of
        Description                  of Period    Expenses     Describe      Describe         Period
        -----------                  ---------    --------     --------      --------         ------
Year ended December 31, 1994
 Deducted from asset accounts:
  Allowance for doubtful accounts      $20,000     $82,783     $ -           $23,250 (1)      $79,533

Year ended December 31, 1995
 Deducted from asset accounts:
  Allowance for doubtful accounts      $79,533     $20,864     $ -           $ -             $100,397

Year ended December 31, 1996
 Deducted from asset accounts:
  Allowance for doubtful accounts     $100,397    $308,806     $300,000 (2)  $59,203         $650,000

(1) Write-off uncollectible accounts receivable.
(2) Sales Return Allowance

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 31, 1997            SUMMIT MEDICAL SYSTEMS, INC.



                                  By  /s/ Kevin R. Green
                                    ---------------------------------------
                                    Kevin R. Green, President and
                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      Signature                     Title                   Date
      ---------                     -----                   ----

/s/ W. Hudson Connery      Chairman of the Board         March 31, 1997
-------------------------
W. Hudson Connery

/s/ Kevin R. Green         President, Chief Executive    March 31, 1997
-------------------------
Kevin R. Green             Officer and Director
                           (principal executive officer)

/s/ Richard J. Willemin    Interim Vice President,       March 31, 1997
-------------------------
Richard J. Willemin        Finance and Chief Financial
                           Officer (principal financial
                           and accounting officer)

/s/ John M. Nehra          Director                      March 31, 1997
-------------------------
John M. Nehra

/s/ Kent J. Thiry          Director                      March 31, 1997
-------------------------
Kent J. Thiry

/s/ Edward F. Sweeney      Director                      March 31, 1997
-------------------------
Edward F. Sweeney

                                 EXHIBIT INDEX

Exhibit                                                                                 Page
Number                                                                                    Number
--------------------------------------------------------------------------------------------------
         *3.1  Restated Articles of Incorporation of the Company, as amended.........

         *3.2  Bylaws of the Company.................................................

         *4.1  Form of Certificate for Common Stock..................................

        *10.1  Agreement Regarding Distribution of Software Programs
               between Allergan, Inc., and Summit Medical Systems, Inc.,
               dated September 1, 1994...............................................

        *10.2  Agreement Regarding Distribution of Software Programs
               between SciMed Life Systems, Inc., and Summit Medical
               Systems, Inc., dated March 1, 1994, as amended in
               September 1994........................................................

        *10.3  ACC National Database Development Agreement, dated
               February 8, 1991......................................................

        *10.4  American Society of Cataract and Refractive Surgery
               National Database Development Agreement, dated
               February 18, 1994.....................................................

        *10.5  First Amendment and Restatement of STS National
               Database Agreement, dated March 26, 1995..............................

        *10.6  Summit Medical Systems, Inc., 1993 Stock
               Option Plan...........................................................

        *10.7  Summit Medical Systems, Inc., 1995 Employee Stock
               Purchase Plan.........................................................

        *10.8  Summit Medical Systems, Inc., 1995 Non-Employee
               Director Stock Option Plan............................................

        *10.9  Employment Agreement dated October 19, 1992,
               between Summit Medical Systems, Inc., and
               Edward F. Sweeney.....................................................

       *10.10  Employment Agreement dated October 19, 1992,
               between Summit Medical Systems, Inc., and
               Dennis Powers.........................................................

       *10.11  Employment Agreement dated August 2, 1993, between
               Summit Medical Systems, Inc., and William Cavanagh....................

   *****10.12  Employment Letter of December 29, 1995, between
               Summit Medical Systems, Inc., and Kevin R. Green......................

   *****10.13  Employment Letter dated October 5, 1995, between

               Summit Medical Systems, Inc. and Bruce S. Maller......................

       *10.14  Agreement Regarding Distribution of Software Programs
               between Boston Scientific Corporation and Summit
               Medical Systems, Inc., dated June 30, 1995............................

       *10.15  Amendment by Letter dated July 26, 1995 of Agreement
               Regarding Distribution of Software Programs between
               SciMed Life Systems, Inc. and Summit Medical Systems, Inc.,
               dated March 1, 1994, as amended in September 1994.....................

       *10.16  Amendment by Letter dated July 18, 1995 of Agreement
               Regarding Distribution of Software Programs between
               Summit Medical Systems, Inc., and Boston Scientific
               Corporation, dated June 30, 1995......................................

       *10.17  Amendment by Letter dated July 26, 1995 of Agreement
               Regarding Distribution of Software Programs between
               Summit Medical Systems, Inc., and Boston Scientific
               Corporation, dated June 30, 1995......................................

    ****10.18  Agreement Regarding Distribution of Software Programs
               between Boston Scientific Corporation and Summit
               Medical Systems, Inc. dated September 1, 1995.........................

    ****10.19  Agreement Regarding Distribution of Software Programs
               between Smith & Nephew Richards, Inc. and Summit
               Medical Systems, Inc. dated November 10, 1995.........................

    ****10.20  Agreement Regarding Distribution of Software Programs
               between Boston Scientific Corporation and Summit
               Medical Systems, Inc. dated December 1, 1995..........................

      **10.21  Agreement and Plan of Merger between BSM Acquisition
               Corp., BSM Financial, Inc., Bruce S. Maller and Summit
               Medical Systems, Inc. dated September 29, 1995........................

     ***10.22  Agreement and Plan of Merger between MIS Acquisition
               Corp., Medical Information Systems Company, Inc. and
               Summit Medical Systems, Inc. dated November 15, 1995..................

   *****10.23  License Agreement between Duke University and Summit
               Medical Systems, Inc. dated December 29, 1995.........................

   *****10.24  Cordillera L.L.C. Limited Liability Company Agreement
               dated December 29, 1995...............................................

   *****10.25  Sublicense and Distribution Agreement between
               Cordillera L.L.C. and Summit Medical Systems, Inc.
               dated December 29, 1995...............................................

   *****10.26  Employment Letter dated January 19, 1996, between Summit
               Medical Systems, Inc. and George J. Marshalek, Jr.....................

  ******10.27  Amendment by Letters dated January 2, 1996, January 16,
               1996 and June 29, 1996, of ACC National Database Development
               Agreement, dated February 8, 1991.....................................

        10.28  First and Second Amendment to Summit Medical Systems, Inc., 1993
               Stock Option Plan.....................................................

 *******10.29  Agreement and Plan of Merger between Summit Medical Systems,
               Inc. CLM Acquisition Corp. and C. L. McIntosh & Associates, Inc.
               December dated 31, 1996...............................................

        10.30  Employment Agreement between Summit Medical Systems, Inc.,
               C. L. McIntosh & Associates, Inc. and Charles L. McIntosh
               dated December 31, 1996...............................................

        10.31  Option Agreement between Summit Medical Systems, Inc. and
               Charles L. McIntosh dated December 31, 1996...........................

        10.32  Reorganization Agreement between Summit Medical Systems, Inc.,
               Cordillera L.L.C., DR Ware LLP and Duke University dated December
               31, 1996..............................................................

        10.33  Employment Agreement between Summit Medical Systems, Inc. and
               Donald Fortin dated December 31, 1996.................................

        10.34  Option Agreement between Summit Medical Systems, Inc. and
               Donald Fortin dated December 31, 1996.................................

        10.35  Option Agreement between Summit Medical Systems, Inc. and
               Robert Califf dated December 31, 1996.................................


        10.36  Option Agreement between Summit Medical Systems, Inc. and Harry
               Phillips dated December 31, 1996......................................

        10.37  Amendment to License Agreement between Duke University and Summit
               Medical Systems, Inc. dated December 31, 1996.........................

        10.38  Amendment to Cordillera L.L.C. Limited Liability Company
               Agreement dated December 31, 1996.....................................

        10.39  Lease Agreement between Summit Medical Systems, Inc. and Red
               Circle L.L.P. dated September 30, 1996................................

        10.40  Employment Letter dated March 26, 1997 between Summit Medical
               Systems, Inc. and Richard Willemin....................................

        10.41  Employment letter dated June 12, 1996 between Summit Medical
               Systems, Inc. and David Teckman.......................................

         11.1  Statement re:  computation of per share earnings......................

         23.1  Consent of Ernst & Young LLP..........................................

         27    Financial Data Schedule...............................................

         99    Cautionary Statement..................................................

________________
     * Incorporated by reference to the Exhibit with the same number in the Company's Registration Statement on Form S-1 (File No. 33-93700).

    ** Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 1995 (File No. 0-26390).

   *** Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 1995 (File No. 0-26390).

   ****   Confidential treatment requested as to certain portions.

  ***** Incorporated by reference to the Exhibit with the same number in the Company's Registration Statement on Form S-1 (File No. 333-01958).

 ****** Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-05711).

******* Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1997 (File No. 0-26390).