Form 10-K/A
period 1996-12-31
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1997-04-04
CIK 946994

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ______________

                                  FORM 10-K/A

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



                                                /s/ Ernst & Young LLP


Minneapolis, Minnesota
April 3, 1997

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  April 4, 1997              SUMMIT MEDICAL SYSTEMS, INC.



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



      Signature                     Title                   Date
      ---------                     -----                   ----

/s/ W. Hudson Connery      Chairman of the Board         April 4, 1997
-------------------------
W. Hudson Connery

/s/ Kevin R. Green         President, Chief Executive    April 4, 1997
-------------------------
Kevin R. Green             Officer and Director
                           (principal executive officer)

/s/ Richard J. Willemin    Interim Vice President,       April 4, 1997
-------------------------
Richard J. Willemin        Finance and Chief Financial
                           Officer (principal financial
                           and accounting officer)

/s/ John M. Nehra          Director                      April 4, 1997
-------------------------
John M. Nehra

                           Director                      April 4, 1997
-------------------------
Kent J. Thiry

                           Director                      April 4, 1997
-------------------------
Edward F. Sweeney