Form 10-K/A
period 1996-12-31
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1997-04-30
CIK 946994

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

Condensed statements of operations data for the years ended December 31, 1996, 1995 and 1994 for the effects of the merger with C. L. McIntosh & Associates, Inc. are as follows:


                                                     Summit          C.L.
                                                    Medical        McIntosh &
                                                  Systems, Inc.    Associates, Inc. Combined
                                               ------------------------------------------------
                                                   (Restated)
     1994
     Revenue                                   $  8,575,313       $2,697,599       $11,272,912
     Net income (loss)                           (1,207,240)          34,050        (1,173,190)
     Net income (loss) per share                       (.31)             .03              (.24)


     1995
     Revenue                                   $ 11,586,577       $3,895,534       $15,482,111
     Net income (loss)                           (9,518,438)         494,584        (9,023,854)
     Net income (loss) per share                      (1.70)             .51             (1.37)

     1996
     Revenue                                   $ 13,500,301       $3,671,133       $17,171,434
     Net income (loss)                          (13,027,591)         191,459       (12,836,132)
     Net income (loss) per share                      (1.55)             .20             (1.37)

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


Date:  April 25, 1997             SUMMIT MEDICAL SYSTEMS, INC.



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



      Signature                     Title                   Date
      ---------                     -----                   ----

                           Chairman of the Board         April 25, 1997
-------------------------
W. Hudson Connery

/s/ Kevin R. Green         President, Chief Executive    April 25, 1997
-------------------------
Kevin R. Green             Officer and Director
                           (principal executive officer)

/s/ Richard J. Willemin    Interim Vice President,       April 25, 1997
-------------------------
Richard J. Willemin        Finance and Chief Financial
                           Officer (principal financial
                           and accounting officer)

/s/ John M. Nehra          Director                      April 25, 1997
-------------------------
John M. Nehra

/s/ Kent J. Thiry          Director                      April 25, 1997
-------------------------
Kent J. Thiry

/s/ Edward F. Sweeney      Director                      April 25, 1997
-------------------------
Edward F. Sweeney