Form 10-K/A
period 1996-12-31
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1997-04-30
CIK 946994

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                --------------

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

                           -------------------------

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

     Documents Incorporated by Reference: None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------


     Certain biographical information regarding the directors, including the director's name, age, principal occupation, business experience and period of service as a director of Summit Medical Systems, Inc. (the "Company") is set forth below. For information regarding the executive officers of the Company, see "Item 1 Business - Executive Officers."

     W. Hudson Connery, Jr. (age 47) - Mr. Connery has served as Interim Chairman of the Board since March 1997 and a director of the Company since October 1996. Since June 1995, Mr. Connery has been the Chairman of the Board, President and Chief Executive Officer of Arcon HealthCare Inc. From August 1991 to April 1995, Mr. Connery was Senior Vice President and Chief Operating Officer and a director of Health Trust, the Hospital Company.

     Edward F. Sweeney (age 57) - Since the formation of the Company in January 1986, Mr. Sweeney has been a director of the Company, and served as Chairman of the Board from the formation of the Company to March 1997. From the formation of the Company to January 1996, Mr. Sweeney also served as President and Chief Executive Officer of the Company.

     Kevin R. Green (age 42) - Mr. Green has served as President, Chief Executive Officer and a director of the Company since joining the Company in January 1996. From September 1991 to December 1995, Mr. Green was employed by Integrated Medical Systems, Inc., a provider of physician-focused electronic communication networks and services, where during part of this period, he served as President and Chief Executive Officer.

     John M. Nehra (age 48) - Mr. Nehra has served as a director of the Company since November 1992. Since 1989, Mr. Nehra has been the managing general partner of Catalyst Ventures, Limited Partnership ("Catalyst"), a venture capital limited partnership. Since December 1993, Mr. Nehra has also been a general partner of the general partner of New Enterprise Associates VI, Limited Partnership ("NEA VI"), a venture capital limited partnership. Mr. Nehra also serves as a director of VIVRA Incorporated ("Vivra"), a specialty healthcare company, Iridex Corporation, a medical instrumentation company and Optical Sensors, Inc., a medical instrumentation company.

     Kent J. Thiry (age 41) - Mr. Thiry has served as a director of the Company since May 1994. Since September 1992, Mr. Thiry has served as President, Chief Executive Officer and a director of Vivra. From April 1992 to August 1992, Mr. Thiry served as President and Co-Chief Executive Officer of Vivra, and from September 1991 to March 1992, Mr. Thiry served as President and Chief Operating Officer of Vivra.

Certain Information Regarding the Board of Directors

      The Board of Directors has established Audit and Compensation Committees. The Company does not have a nominating committee.

     The Audit Committee supervises and reviews the Company's accounting and financial practices, makes recommendations to the Board of Directors as to the nomination of independent auditors, confers with the independent and internal auditors regarding the scope of their proposed audits and their audit findings, reports and recommendations, reviews the Company's financial controls, procedures and practices, and approves all non-audit services by independent auditors. The current members of the Company's Audit Committee are Messrs. Nehra and Thiry. The Audit Committee met once during the year ended December 31, 1996.

      The Compensation Committee determines the compensation for the President, Chairman of the Board and other executive officers of the Company, and the incentive compensation for all employees of the Company, subject to ratification by the Board of Directors. The Compensation Committee also administers the Company's Stock Option Plan of 1993 (the "1993 Stock Option Plan"), the 1995 Employee Stock Purchase Plan, the 1995 Non-Employee Director Stock Option Plan (the "1995 Director Plan") and any other stock option plans implemented by the Company. The current members of the Company's Compensation Committee are Messrs. Nehra and Thiry. The Compensation Committee met once during the year ended December 31, 1996.

          During the year ended December 31, 1996, the Board of Directors of the Company held four regular meetings and two special meetings. No director attended fewer than 75 percent of the meetings of the Board of Directors and committees upon which such director served during the year ended December 31, 1996. The Board of Directors and committees also acted from time to time by written consent in lieu of meetings.


Section 16(a) Beneficial Ownership Reporting Compliance

     Under federal securities laws, the Company's directors and officers, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Securities and Exchange Commission (the "Commission"). Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this Annual Report any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 1996.

     The Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% shareholders were satisfied, with the exception of a failure by Anthony W. Rees, the Company's former Chief Financial

Officer, to report, on a Form 4 filed with the Commission on November 11, 1996, the exercise of an option to purchase 6,666 shares of the $.01 par value of common stock of the Company (the "Common Stock") on June 13, 1996. The exercise of such option was subsequently reported on a Form 5 filed with the Commission on February 14, 1997.

Item 11.  Executive Compensation.
--------  -----------------------

Director Compensation

     Non-employee directors receive an annual retainer of $24,000 for membership on the Board of Directors, which amount includes compensation for membership on committees of the Board. Directors employed by the Company receive no fees solely for their service to the Company as director. Under the 1995 Director Plan, upon first being elected to the Board of Directors, all new directors who are not full-time employees receive an option to purchase 6,666 shares of Common Stock, and each then-current non-employee director automatically receives an option to purchase an additional 2,000 shares of Common Stock on the day after each annual meeting of the Company's shareholders. Stock options are granted under the 1995 Director Plan with an exercise price equal to the fair market value of the Common Stock at the grant date, vest over a one-year period and expire after ten years. In addition, the Company reimburses reasonable travel, lodging and other incidental expenses incurred by the directors in attending meetings of the Board of Directors and committees.

Compensation Committee Report on Executive Compensation

     Compensation Policy

     The Compensation Committee sets the compensation policies for all executive officers of the Company, sets the actual compensation for the President, Chairman of the Board of Directors and executive officers of the Company, and reviews the recommendations of the President and Chairman of the Board of Directors regarding compensation for other employees and determines the incentive compensation for all employees of the Company. The Compensation Committee's goal is to establish compensation policies and programs that will attract and retain highly qualified executives and that closely align the financial interests of these executives with long-term shareholder interests. The Compensation Committee is composed solely of directors who constitute "non-employee directors" as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934.

     The Compensation Committee intends to make the Company's executive compensation package competitive with the marketplace, with an emphasis on compensation in the form of equity ownership, the value of which is contingent on the long-term market performance of the Company's Common Stock. The Compensation Committee also seeks to control the Company's fixed salary costs and to enhance the Company's annual performance by providing executive officers with opportunities to earn annual cash bonuses for achieving Company and individual performance goals. In establishing the Company's compensation policies, the Compensation Committee also considers information regarding compensation levels and practices at other companies in the medical and software industries, which the Compensation Committee regards as comparable to the Company. Although the Compensation Committee does not establish specific targets for compensation of the Company's executive officers relative to executive officers at comparable companies, the Compensation Committee believes that the compensation for the Company's executive officers generally falls in the median range of executive compensation for such comparable companies.

     Executive Officer Compensation

     The annual compensation package of executive officers of the Company provides for base salaries, as well as for the opportunity to receive annual bonuses that are related, among other factors, to Company performance and individual performance. The Company also provides long-term equity based compensation generally through participation in the 1993 Stock Option Plan. This assures that key management employees have a meaningful stake in the Company, the ultimate value of which is dependent on the Company's long-term stock price appreciation, and that the interests of executive officers are aligned with those of the Company's shareholders.

     Base Salary. The Company competes for talented executives with a wide variety of companies. Executive officers' base salaries reflect their positions and experience, as well as the compensation package required to attract them to the Company in light of relevant market factors. Annual base salary increases for executive officers are established as a result of the Compensation Committee's analysis of each executive's individual performance during the prior year, the overall performance of the Company during the prior year and his or her level of responsibility, prior experience and breadth of knowledge. In 1996, annual salary increases for certain executive officers ranged up to 25%. Although the Company estimates executive officer salaries fall within the lower level of the range of executive base salaries offered by comparable companies, the Company nevertheless believes that current executive officer salaries are competitive with comparable companies.

     Annual Bonus. To control fixed salary costs and reward annual performance, the Company pays annual bonuses to executive officers for achieving Company and individual performance goals. In setting annual bonus awards, the Compensation Committee considers, among other factors, the Company's revenue growth, the development and expansion of its business, improvement of management structures and general management objectives. Actual awards are determined by the Compensation Committee based on its assessment of each executive's individual performance and responsibility for the Company's financial and business condition. Except for bonuses paid to Lisa Olson, the Company's Vice President, Professional Client Services, and Bruce Maller, the Company's Vice President and President of The BSM Consulting Group, the Compensation Committee did not award any bonuses for performance in 1996 to executive officers due to the Company's failure to achieve certain revenue growth and profitability goals. The Company awarded a bonus based on 1996 performance to Ms. Olson based on her individual contributions to the Company and to Mr. Maller based on the overall financial performance of The BSM Consulting Group.

     Stock Options. The 1993 Stock Option Plan permits grants of incentive stock options and non-qualified stock options. The incentive stock options are granted with an exercise price at the fair market value on the grant date, vest over a five year period, and, expire after five years. Non-qualified stock options are granted with an exercise price established by the Board of Directors, vest over a five year period and expire after five years. Accordingly, stock options have value only if the stock price appreciates from the date such options are granted. This component of executive compensation focuses executives on long-term creation of shareholder value and encourages equity ownership in the Company. In determining the actual size of stock option awards under the 1993 Stock Option Plan, the Compensation Committee considers the value of the stock on the date of grant, competitive practices, the executive's stock holdings, the amount of options previously granted to the executive, individual performance and the Company's performance.

Tax Deductibility of Executive Compensation

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the tax deduction of $1 million per year for compensation paid to executive officers named in the "Summary Compensation Table" unless certain requirements are met. The Compensation Committee has carefully considered these requirements and the regulations and has structured its programs so that bonus compensation and gains from exercises of Company stock options will be exempt from deduction limitations. Section 162(m) did not affect the deductibility of compensation paid to the Company's executive officers in 1996. The Compensation Committee will continue to monitor this matter and may propose changes to the Company's executive compensation program to comply with Section 162(m) if warranted.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors consists of Messrs. Nehra and Thiry.

     In July 1996, as part of the Company's public offering of Common Stock, Mr. Sweeney sold 100,000 shares of Common Stock for an aggregate price of $1,701,000 or $17.01 per share. In connection with the same public offering, Vivra, a corporation for which Mr. Thiry currently serves as President, Chief Executive Officer and a director, and for which Mr. Nehra serves as director, sold 180,000 shares of Common Stock for $3,061,800 or $17.01 per share.

     This report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this Proxy Statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

                                    JOHN M. NEHRA
                                    KENT J. THIRY
                                    The Members of the Compensation
                                    Committee

Executive Compensation

     The following table sets forth the cash and non-cash compensation for each of the Company's last two fiscal years ended December 31, 1996 and 1995 awarded to or earned by the Chief Executive Officer of the Company and the four highest paid executive officers of the Company whose salary and bonus earned in 1996 exceeded $100,000 (collectively, the "Named Executive Officers").


                          Summary Compensation Table


                                                                                        Long-Term
                                                          Annual Compensation          Compensation
                                                      ---------------------------  -----------------
                                                      Commissions    Other Annual   Securities Under-    All Other
                                   Year     Salary        and        Compensation   -lying Options      Compensation
Name and Principal Position                  ($)        Bonuses         ($)(1)            (#)              ($)(2)
---------------------------        ----     ------    -----------    ------------   ----------------    ------------
Edward F. Sweeney...............   1996    178,862      40,000(5)          ---            18,750(6)           156
 President, Chief Executive        1995    152,000         ---             ---                                180
 Officer and Chairman of
 the Board of Directors(3)

Kevin R. Green..................   1996    168,816         ---         62,981(8)         347,500(7)           156
 President and Chief Executive     1995        ---         ---              ---                ---            ---
 Officer

Dennis H. Powers................   1996    138,858      30,000(5)           ---           18,750(6)           156
 Vice President, Marketing         1995    110,000         ---              ---                               180

Bruce S. Maller.................   1996    150,000      19,359              ---                ---            156
 Vice President and                1995     54,627      67,560              ---                ---             45
 President, The BSM Consulting
 Group

Lisa K. Olson...................   1996     99,239      55,000              ---           18,750(6)           156
 Vice President,                   1995     66,960         ---              ---           16,666              120
 Professional Client Services

-------------
(1) In accordance with the rules of the Securities and Exchange Commission, other compensation in the form of perquisites and other personal benefits has been omitted in those cases where the aggregate amount of such perquisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the applicable Named Executive Officer for such year.

(2) Represents the dollar value of premiums paid by the Company for life insurance policies for the benefit of the applicable Named Executive Officer.

(3) Effective January 15, 1996, Mr. Sweeney resigned as President and Chief Executive Officer of the Company, while remaining Chairman of the Board of Directors and Kevin R. Green became President and Chief Executive Officer. In March 1997, Mr. Sweeney resigned as Chairman of the Board of Directors of the Company, while remaining a director.

(4) Effective December 31, 1996, Mr. Powers resigned as Vice President, Marketing of the Company.

(5) Represents advances made at the end of the fiscal year ended December 31, 1995 to be repaid by such persons in 1996 contingent on the Company's financial performance in 1996. As a result of the Company's performance in 1996, such advances were deemed to be unearned. However, such repayment obligation was subsequently forgiven by the Company and expensed as a bonus in 1996.

(6) In December 1996, options previously granted were canceled and replacement options to purchase 18,750 shares of Common Stock were repriced and issued to each of the three officers. See "- Report on Option Repricing."

(7) In December 1996, options previously granted to Mr. Green were canceled and replacement options to purchase 347,500 shares of Common Stock were repriced and issued to Mr. Green. See "- Report on Option Repricing."

(8) Includes moving expenses incurred by the Company relating to Mr. Green's relocation and costs incurred by the Company to provide Mr. Green with temporary lodging in connection with such relocation.

     The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payouts during the fiscal year ended December 31, 1996.

     Stock Options, Awards, Exercises and Holdings

     The following table sets forth certain information in connection with stock option grants during the year ended December 31, 1996 to each of the Named Executive Officers.

               Option Grants in the Year Ended December 31, 1996




                                        Individual Grants                               Potential Realized
                     ---------------------------------------------------------           Value at Assumed
                       Number of     Percentage of                                       Annual Rates of
                      Securities     Total Options   Exercise or                           Stock Price
                      Underlying       Granted to     Base Price                         Appreciation for
                       Options        Employees in    Per Share     Expiration            Option Term (3)
Name                   Granted       Fiscal Year(%)   ($)(1)(2)        Date              5%($)      10%($)
----                  ----------     -------------    ----------    ----------         -------    ---------
Edward F. Sweeney..     18,750             1.4          6.75          3/25/02           34,967      77,268
Kevin R. Green.....     347,500           25.5          6.75          3/25/02          684,961   1,478,602
Dennis H. Powers...      18,750            1.4          6.75          3/25/02           36,958      79,781
Bruce S. Maller....         ---            ---           ---              ---              ---         ---
Lisa K. Olson......      18,750            1.4          6.75          3/25/02           36,958      79,781

---------------
(1) All options granted under the 1993 Stock Option Plan during the fiscal year ended December 31, 1996 were granted at an exercise price equal to the fair market value of the Common Stock on the date of grant.

(2) On December 24, 1996, the Company repriced outstanding options from the original exercise price for such options ranging from $13.00 to $17.00 per share to a new exercise price of $6.75 per share, which represented the closing price of the Common Stock as reported on the Nasdaq National Market on December 24, 1997.

(3) The 5% and 10% assumed annual compound rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices.

Option Exercises and Holdings

     The following table provides information concerning the exercise of options by the Named Executive Officers during the fiscal year ended December 31, 1996 and unexercised options held by the Named Executive Officers as of the end of the fiscal year ended December 31, 1996.

          Option Values at December 31, 1996


                                                                        Number of Unexercised           Value of Unexercised In-

                                                                             Options at                   the-Money Options at
                                                                        December 31, 1996 (#)           December 31, 1996 ($)(1)
                             Shares Acquired on      Value          -----------------------------     -----------------------------

Name                            Exercise (#)       Realized ($)     Exercisable     Unexercisable     Exercisable     Unexercisable
----                         ------------------    -----------      -----------     -------------     -----------     -------------
Edward F. Sweeney                    ---              ---               26,666         58,750            103,331            171,406
Kevin R. Green                       ---              ---              132,250        215,250            115,719            188,344
Dennis H. Powers                     ---              ---               55,998         72,750            297,988            279,656
Bruce S. Maller                      ---              ---                  ---            ---                ---                ---
Lisa K. Olson                        ---              ---                3,333         32,083             12,915             68,072
----------------------------

(1) The value of unexercised in-the-money options represents the aggregate difference between the market value on December 31, 1996, based on the closing price of the Common Stock as reported on the Nasdaq National Market and the applicable exercise prices for such options.

          Report on Option Repricing

          In October 1996, after a significant decrease in the price of the Common Stock, the Compensation Committee determined that options to purchase an aggregate of 1,133,942 shares of Common Stock granted pursuant to the 1993 Stock Option Plan, between October 5, 1995 and October 4, 1996, no longer provided a perceived meaningful incentive to employees as initially intended. In light of the Company's financial performance in 1996 and the Compensation Committee's desire to provide meaningful incentives to employees, on October 4, 1996, options to purchase 409,250 shares of Common Stock granted to non-officer employees, were canceled and regranted to the same individuals in an amount equal to same amount of the shares previously held by such employees, at an exercise price based on the Common Stock's closing price on the Nasdaq National Market on October 4, 1996 of $6.9375 per share.

          For the foregoing reasons, on December 24, 1996, options to purchase 724,692 shares of Common Stock previously granted to executive officers of the Company under the 1993 Stock Option Plan were canceled and options to purchase 572,442 shares of Common Stock were regranted to the same executive officers, (except, with respect to a portion of Mr. Green's and a portion of another officer's options, such portions were regranted in an amount equal to the same amount previously held) in an amount equal to 75% of the shares previously held by such officers, at an exercise price based on the Common Stock's closing price on the Nasdaq National Market on December 24, 1997 of $6.75 per share.

          On January 6, 1997, the Compensation Committee canceled options to purchase 130,000 shares of Common Stock issued to an executive officer of the Company under the 1993 Stock Option Plan and regranted options to purchase 97,000 shares of Common Stock to the same executive officer at an exercise price based on the Common Stock's closing price on the Nasdaq National Market on January 6, 1997 of $7.00 per share.

          The following table provides information concerning the repricing of options on December 24, 1996.


                          Five-Year Option Repricings



                                                                                                                      Length of
                                                      Number of       Market Price                                    Original
                                                     Securities         of Common     Exercise Price     New        Option Term
                                                     Underlying       Stock at Time     at Time of      Exer-       Remaining at
                                                  Options Repriced    of Repricing     Repricing or     cise          Date of
                                  Date of            or Amended       or Amendment       Amendment      Price       Repricing or
  Name and Position              Repricing              (#)                ($)             ($)           ($)         Amendment
-----------------------      ------------------   ----------------    --------------   -------------    -----      ------------
Edward F. Sweeney.......      December 24, 1996            18,750             6.75            17.00     6.75       49 months
 Director
Kevin R. Green..........      December 24, 1996            40,000             6.75            15.50     6.75       46 months
 President and Chief          December 24, 1996           307,500             6.75            17.00     6.75       49 months
  Executive Officer
Dennis H. Powers........      December 24, 1996            18,750             6.75            17.00     6.75       49 months
 Vice President, Marketing
Bruce S. Maller.........      December 24, 1996               ---              ---              ---      ---            ---
  Vice President and
   President, The BSM
    Consulting Group
Lisa K. Olson............     December 24, 1996            18,750             6.75            17.00      6.75      49 months
 Vice President,
  Professional Client
  Services

                                                                   JOHN M. NEHRA
                                                                   KENT J. THIRY
                                       The Members of the Compensation Committee

Employment Contracts and Termination of Employment Arrangements

     In October 1992, the Company entered into an employment agreement with Mr. Sweeney. Mr. Sweeney agreed to provide services to the Company for an initial annual salary of $120,000; the agreement is terminable by the Company or Mr. Sweeney upon thirty days written notice. The Board of Directors approved increases in Mr. Sweeney's annual salary to $132,000 in 1994, $152,000 in 1995 and $180,000 in 1996. Under the agreement, Mr. Sweeney has agreed that the Company has rights to all inventions conceived or produced by Mr. Sweeney during the period of his employment. Mr. Sweeney also is subject to a confidentiality provision and a two-year noncompetition provision, each of which is included in the agreement.

     The Company entered into a similar agreement with Mr. Powers, in October 1992. Under this agreement, Mr. Powers' annual initial salary was $90,000, and the Board of Directors approved an increase in Mr. Powers' annual salary to $110,000 in 1994, and $140,000 in 1996. Under the agreement, Mr. Powers agreed that the Company has rights to all inventions conceived or produced by Mr. Powers during the period of his employment. Mr. Powers is also subject to a confidentiality provision and a two-year non-competition provision, each of which is included in the agreement.

     In October 1995, the Company entered into an employment agreement with Mr. Maller, Vice President of the Company and President of The BSM Consulting Group, a wholly owned subsidiary of the Company. Mr. Maller agreed to provide services to the Company for an annual salary of $150,000, for a four-year term. Under the agreement, Mr. Maller has agreed that the Company has rights to all inventions, including intellectual property, conceived or produced by Mr. Maller during the period of his employment. Mr. Maller is also subject to a confidentiality provision and a one-year noncompetition provision, each of which is included in the agreement.

     In December 1995, the Company entered into an employment agreement with Mr. Green, as the Company's President and Chief Executive Officer, pursuant to which he agreed to provide services to the Company for an annual salary of $175,000, together with a bonus as determined by the Compensation Committee.
The Company also granted Mr. Green options to purchase 410,000 shares of Common Stock at an exercise price of $17.00 per share (prior to repricing), contingent upon shareholder approval of an increase in the authorized shares of the 1993 Stock Option Plan. The Company previously granted Mr. Green an option to purchase 40,000 shares of Common Stock at an exercise price of $15.50 per share (prior to repricing) for consulting services in connection with the formation of the Company's joint venture with Duke University. The foregoing options were repriced as a result of a significant decrease in the Common Stock's fair market value. See "EXECUTIVE COMPENSATION - Report on Option Repricing." The employment agreement (as amended) also provides for a grant of an option to purchase 100,000 additional shares of Common Stock that vests over a 5 year period if the Company achieves certain Common Stock price goals for those years as set by the Board of Directors, which options remain in effect as long as Mr. Green remains as President and Chief Executive Officer of the Company. In the event of a change of control of the Company, the employment guarantees Mr. Green's compensation for two years and provides for the immediate vesting of all options held by Mr. Green.

     In February 1995, the Company entered into an employment agreement with Ms. Olson, as Vice President, Professional Client Services. Ms. Olson agreed to provide services to the Company for an annual salary of $80,000, a $10,000 bonus payable upon the start of her employment, and stock options to purchase a total of 50,000 shares, of which 25,000 were granted at the start of her employment and 25,000 were to be granted upon the first anniversary of her employment. The number of shares exercisable under such options were reduced as part of the reverse stock split on June 15, 1995 and an option repricing on December 24, 1996. See "EXECUTIVE COMPENSATION- Report on Option Repricing." In addition, under her employment agreement, Ms. Olson is eligible for additional executive bonuses. In connection with her employment, Ms. Olson signed a confidentiality agreement and a one-year noncompetition agreement.

Stock Price Performance Graph and Table

     The following graph and table compare the cumulative total shareholder return on the Company's Common Stock with the cumulative total return on each of the Standard & Poor's 500 Stock Index and the Standard & Poor's Healthcare Index over the same period for the period since the Company's initial public offering of Common Stock on August 4, 1995. Each of the component Standard & Poor's indices represent each of the Company's separate lines of business. The comparison assumes $100 was invested on August 4, 1995 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

                  Comparison of Cumulative Total Return Since
                             August 4, 1995 among
                         Summit Medical Systems, Inc.,
                 S&P 500 Stock Index and S&P Healthcare Index


                         Summit Medical      S&P 500 Stock   S&P Healthcare
Measurement Period       Systems, Inc.         Index            Index
------------------       --------------      -------------   --------------
Measurement Pt -         $100.00             $100.00            $100.00
8/4/95

FYE 12/31/95             $159.26             $111.08            $124.32
FYE 12/31/96             $ 56.48             $136.58            $150.12


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

                            PRINCIPAL SHAREHOLDERS

     The following table sets forth as of April 10, 1997 (unless otherwise indicated), information regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers and (iv) all directors and executive officers as a group. Except as otherwise indicated, all persons listed below have sole voting and investment powers with respect to the shares indicated:


Name and Address of Beneficial Owner               Number    Percent(1)
------------------------------------               ------    ----------

     Edward F. Sweeney(2).......................    709,965      6.8%
      Summit Medical Systems, Inc.
      10900 Red Circle Drive
      Minnetonka, MN 55343

     Kevin R. Green (3).........................    142,250      1.4

     Dennis H. Powers(4)........................    119,316      1.1

     John M. Nehra(5)(6)........................  1,321,725     12.7
      1119 St. Paul Street
      Baltimore, MD 21202

     Bruce S. Maller............................    137,524      1.3

     Lisa K. Olson (7)..........................     10,612        *

     Kent J. Thiry (8)..........................    226,666      2.2
      1850 Gateway Drive
      San Mateo, CA 94404

     W. Hudson Connery, Jr......................      4,000        *
      5520 S. Stanford Dr.
      Nashville, TN 37215

     Catalyst Ventures, Limited Partnership
      and New Enterprise Associates VI,
      Limited Partnership (9)...................  1,065,414     10.3
      1119 St. Paul Street
      Baltimore, MD 21202

     Charles L. McIntosh........................    683,517      6.6

     Waddell & Reed, Inc., et. al. (10).........    578,500      5.6
      6300 Lamar
      P.O. Box 29217
      Shawnee Mission, KS 66201

     Smith Barney Inc., Smith Barney  (11)......  1,213,355     11.7
      Holdings Inc. and Travelers Group, Inc.
      388 Greenwich Street
      New York, NY 10013

     All executive officers and directors as a


      group (12)................................  3,200,575     30.0

-------------------
*Represents beneficial ownership of less than 1%.

(1) Shares of Common Stock subject to options exercisable on or before April 10, 1997 ("Currently Exercisable Options") are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(2)  Includes 26,666 shares issuable pursuant to Currently Exercisable Options.

(3)  Includes 132,250 shares issuable pursuant to Currently Exercisable Options.

(4)  Includes 55,998 shares issuable pursuant to Currently Exercisable Options.

(5)  Includes 34,664 shares issuable pursuant to Currently Exercisable Options.

(6) Includes shares owned by Catalyst, NEA VI and Vivra. Mr. Nehra, a director of the Company, is managing general partner of Catalyst. He is also a general partner of the general partner of NEA VI and a director of Vivra. By virtue of these positions, Mr. Nehra may be deemed to share voting and investment control over the shares owned by Catalyst, NEA VI and Vivra. Therefore, Mr. Nehra may be deemed a beneficial owner of those shares. Mr. Nehra disclaims any beneficial ownership of such shares.

(7)  Includes 6,666 shares issuable pursuant to Currently Exercisable Options.

(8) Mr. Thiry, a director of the Company, is President, Chief Executive Officer and a director of Vivra. By virtue of these positions, Mr. Thiry may be deemed to share voting and investment control over the shares owned by Vivra. Therefore, Mr. Thiry may be deemed a beneficial owner of those shares. Mr. Thiry disclaims any beneficial ownership of such shares. Also includes 6,666 shares issuable pursuant to Currently Exercisable Options.

(9) Based on a Schedule 13G, dated February 14, 1997, Catalyst is record holder of 653,333 shares and NEA VI is record holder of 412,081 shares. By virtue of their relationship as affiliated partnerships, Catalyst and NEA VI may be deemed to share voting and investment control over such shares. Therefore, each of Catalyst and NEA VI may be deemed to beneficially own all of such shares. Each of Catalyst and NEA VI disclaims beneficial ownership of any shares which it does not hold of record.

(10) Waddell & Reed, Inc., Waddell & Reed Financial Services, Inc., Torchmark Corporation, United Investors Management Company and Liberty National Life Insurance Company each hold sole voting and dispositive power over 578,500 shares. Waddell & Reed Investment Management Company holds sole voting and dispositive power over 566,000 shares.

(11) Based on a Schedule 13G, dated April 9, 1997, Smith Barney, Inc. ("SB") holds shared voting power to 1,203,155 shares. Smith Barney Holdings, Inc. ("SB Holdings"), as the sole common shareholder of SB, holds shared voting power to the shares owned by SB and 10,200 owned in its name. Travelers Group ("TRV"), as the sole common shareholder of SB Holdings, holds shared voting power to the shares owned by SB and 10,200 owned by SB Holdings.

(12) Includes 317,910 shares issuable pursuant to Currently Exercisable Options.



Item 13.  Certain Relationships and Related Transactions.
--------  ------------------------------------------------


              ARRANGEMENTS AND TRANSACTIONS WITH RELATED PARTIES

     In December 1996, the Company acquired all the outstanding shares of common stock of C. L. McIntosh & Associates, Inc. ("CLMA") in exchange for 976,453 shares of the Company's Common Stock. In connection with the transaction, Charles L. McIntosh, a Vice President of the Company and President of CLMA, exchanged the 70 shares of common stock of CLMA owned by him for 683,517 shares of the Company's Common Stock.

     Brian Sweeney, the son of Edward F. Sweeney, one of the Company's directors, is employed by the Company as a National Sales Manager. Brian Sweeney's compensation from salary and commissions was $ 130,635 in 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 25, 1997               SUMMIT MEDICAL SYSTEMS, INC.


                                    By     /s/ Kevin R. Green
                                       ----------------------
                                        Kevin R. Green, President and
                                        Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                              Title                          Date

-----------------------------------    Chairman of the Board          April 25, 1997
W. Hudson Connery

 /s/ Kevin R. Green
-----------------------------------    President, Chief Executive     April 25, 1997
Kevin R. Green                         Officer and Director
                                       (principal executive officer)

  /s/ Richard J. Willemin
-----------------------------------    Interim Vice President,        April 25, 1997
Richard J. Willemin                    Finance and Chief Financial
                                       Officer (principal financial
                                       and accounting officer)

 /s/ John M. Nehra
-----------------------------------    Director                       April 25, 1997
John M. Nehra

 /s/ Kent J. Thiry
-----------------------------------    Director                       April 25, 1997
Kent J. Thiry

  /s/Edward F. Sweeney
-----------------------------------    Director                       April 25, 1997
Edward F. Sweeney
