Form 10-Q
period 1997-03-31
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1997-05-15
CIK 946994

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      or

[ _ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from ___________to___________
                      Commission File Number____________

                         SUMMIT MEDICAL SYSTEMS, INC.

            (Exact name of registrant as specified in its charter)


              MINNESOTA                                  41-1545493
        (State or other jurisdiction of            (IRS Employer ID No.)
          incorporation or organization)


                            10900 RED CIRCLE DRIVE
                                   SUITE 100
                             MINNETONKA, MN  55343
                                 612-939-2200
                 (Address including zip code, of Registrant's
                   principal executive offices and telephone
                         number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements
for the past 90 days.                        X   Yes      No
                                            ---      ---

The number of shares outstanding of the Registrant's Common Stock on March 31, 1997 was

                          10,347,696 shares $.01 Par

INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         Consolidated statements of financial position--March 31, 1997 and December 31, 1996

         Consolidated statements of operations -- Three months ended March 31, 1997 and 1996

         Consolidated statements of cash flows-- Three months ended March 31, 1997 and 1996

         Notes to consolidated financial statements-- March 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  CHANGES IN SECURITIES
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
         10.1 Agreement by and between The American College of Cardiology and
              Summit Medical Systems, Inc., dated March 10, 1997
         10.2 Software Development And License Agreement, dated March 31, 1997, between American Academy of Orthopedic Surgeons and Summit Medical
              Systems, Inc.
        *10.3 Registry Development Agreement, dated February 3, 1997, between
              Eli Lilly and Company and Summit Medical Systems, Inc.
         11.1 Computation of Earnings per Share
         27   Financial Data Schedule
         (b)  Reports on Form 8-K
              Form 8-K, filed January 14, 1997, and amended on Form 8-K/A, filed
              March 14, 1997 and April 25, 1997, (File No. 0-26390) reporting the acquisition of C.L. McIntosh & Associates, Inc.

________________________
* Confidential treatment requested as to certain portions.

SIGNATURES

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to: Summit Medical Systems, Inc.'s (the "Company") dependence on corporate marketing partners, the history of operating losses and uncertainty of future profitability, fluctuations in quarterly operating results, the uncertainty of entrance into new markets and acceptance of new products, the dependence on database sponsors and control of the national databases, the integration of recent acquisitions, potential changes in government regulation, the highly competitive nature of the industry, the dependence on proprietary technology, the potential loss of key personnel, the recent shareholder litigation and the investigation by the Securities and Exchange Commission. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to the Company's Annual Report on Form 10-K, as amended pursuant to amendment on April 4, 1997 and April 30, 1997. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)

     ASSETS                                                               MARCH 31,    DECEMBER 31,
CURRENT ASSETS                                                              1997           1996
                                                                      --------------------------------
     Cash and cash equivalents                                          $  8,580,164   $  9,386,069
     Short-term investments                                               31,762,314     35,243,624
     Accounts receivable (net of allowance of 652,925 at                   3,249,083      3,776,351
      March 31, 1997; $650,000 at December 31, 1996)
     Other current assets                                                    628,285        678,627
                                                                      --------------------------------
                        Total current assets                              44,219,846     49,084,671

     Equipment and fixtures, net                                           3,121,788      3,203,931
     Computer software costs, net                                          1,104,653      1,198,573
                                                                      --------------------------------

                        Total assets                                    $ 48,446,287   $ 53,487,175
                                                                      ================================

     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                              $  3,699,682   $  3,617,718
     Accrued compensation                                                    843,362      1,236,118
     Accrued royalties                                                        18,692        375,332
     Deferred revenue                                                      2,218,076      1,867,006
     Income taxes payable                                                     26,248          7,648
     Notes payable and convertible debentures                                      -        100,000
     Line of credit                                                                -        150,000
     Current portion of long-term debt                                        17,023         23,628
                                                                      --------------------------------
                        Total current liabilities                          6,823,083      7,377,450

LONG-TERM DEBT                                                                23,553         26,525

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value:
      Authorized shares - 38,933,333
      Issued and outstanding shares - 10,347,696
      at March 31, 1997;  10,343,830  at
      December 31, 1996                                                      103,477        103,438
     Additional paid-in capital                                           69,714,835     69,700,376
     Accumulated deficit                                                 (28,218,661)   (23,720,614)
                                                                      --------------------------------
                        Total shareholders' equity                        41,599,651     46,083,200
                                                                      --------------------------------
                        Total liabilities and shareholders' equity      $ 48,446,287   $ 53,487,175
                                                                      ================================

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31
                                             --------------------------------------
                                                  1997                 1996
                                                                     (RESTATED)
                                             --------------------------------------
REVENUE
         Software licenses                    $   1,188,187           $1,709,828
         Support and service                        830,622            1,431,837
         Consulting fees                          1,994,995            1,546,667
                                             --------------------------------------
               TOTAL REVENUE                      4,013,804            4,688,332

COST OF SALES
          Software licenses                         564,258              349,264
          Support and service                       857,212              580,633
          Consulting fees                         1,358,005              810,405
                                             -------------------------------------
                TOTAL COST OF SALES               2,779,475            1,740,302

                GROSS PROFIT                      1,234,329            2,948,030

OPERATING EXPENSES
          Selling and marketing                   1,783,762            1,937,787
          Research and development                1,112,268              361,304
          General and administrative              3,412,756            1,183,064
                                             -------------------------------------
               TOTAL OPERATING EXPENSES           6,308,786            3,482,155
                                             -------------------------------------

LOSS FROM OPERATIONS                             (5,074,457)            (534,125)

Interest income, net                                579,346              300,012
                                             -------------------------------------
LOSS BEFORE INCOME TAXES                         (4,495,111)            (234,113)

Income tax expense                                    2,936               17,291
                                             -------------------------------------
NET LOSS                                      $  (4,498,047)          $ (251,404)
                                             =====================================

NET LOSS PER SHARE:
          Primary and fully diluted           $       (0.43)          $    (0.03)
                                             =====================================

WEIGHTED AVERAGE SHARES OUTSTANDING:
          Primary and fully diluted              10,347,575            8,503,767
                                             ====================================

SUMMIT MEDICAL SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                          MARCH  31
                                                                             ------------------------------------
                                                                                   1997                  1996
                                                                                                      (RESTATED)
                                                                             ------------------------------------
OPERATING ACTIVITIES:
  Net loss                                                                      $(4,498,047)         $  (251,405)
  Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities
     Depreciation                                                                   343,368              140,159
     Amortization                                                                    96,000               22,923
     Accounts receivable (net of allowance of $652,925 and $110,343                 527,268            1,231,984
        in 1997 and 1996, respectively)
     Advances to Officers                                                                                 40,200
     Other current assets                                                            50,342             (416,173)
     Accounts payable and accrued expenses                                           81,964             (462,919)
     Accrued compensation                                                          (392,756)             282,302
     Accrued royalties                                                             (356,640)             (18,342)
     Income tax payable                                                              18,600
     Deferred revenue                                                               351,070             (152,955)
                                                                             -----------------------------------
                    Net cash provided by ( used in) operating activities         (3,778,831)             415,774

INVESTING ACTIVITIES:
  Purchase of short-term investments                                             (9,938,505)          (9,203,645)
  Sales and maturities of short-term investments                                 13,419,815            9,782,039
  Purchases of equipment and fixtures                                              (261,225)            (317,113)
  Disposal of equipment and fixtures                                                                      25,534
  Capitalized software cost                                                          (2,080)
                                                                             -----------------------------------
                    Net cash provided by investing activities                     3,218,005              286,815

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                                            12,431
  Prinicipal payments on long-term debt                                              (9,577)             (36,462)
  Principal payments on notes payable & convertible debentures                     (100,000)
  Payments on line of credit                                                       (150,000)             (20,000)
  Payments on note payable - officer                                                                     (17,991)
  Net proceeds from exercise of common stock options                                 14,498               19,966
                                                                             -----------------------------------
                    Net cash used in financing activities                          (245,079)             (42,056)

Increase (decrease) in cash and cash equivalents                                  (805,905)             660,533
Cash and cash equivalents at beginning of period                                  9,386,069            2,202,004
                                                                             -----------------------------------
Cash and cash equivalents at end of period                                      $ 8,580,164          $ 2,862,537
                                                                             -----------------------------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                        $     5,352          $     8,622

SUMMIT MEDICAL SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1997
(UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Annual Report of the Company.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Summit Medical Systems, Inc. (the "Company") is a leading provider of clinical information systems and consulting services to the healthcare industry. The Company's database software enables healthcare providers to monitor, manage and report detailed clinical information on medical procedures, diseases and patient outcomes. The Company currently offers database products primarily on two technology platforms, Crescendo! and Vista. The Crescendo! platform is designed for use in hospital cardiac and cardiovascular surgery programs. In the second half of 1996, the Company introduced Crescendo! Forte, a client/server, relational database product for use in high volume cardiac and cardiovascular surgery centers. The Company is also developing Crescendo! for medium and low volume centers. The Vista platform is a Windows based, flat file application, covering a product line of over 40 database software modules that is primarily used in five medical specialties including: cardiac and thoracic surgery, cardiology, ophthalmology, urology and orthopedics. The Company also provides a range of consulting services through its subsidiaries, The BSM Consulting Group ("BSM") and C. L. Mc Intosh & Associates, Inc. ("CLMA"). In late 1996, the Company introduced registry services designed to evaluate the efficacy of specific medical devices or drug therapies utilizing Crescendo technology and on-line data collection through the Internet.

     The Company incurred operating losses of $5.1 million in the first quarter 1997, including charges of approximately $2.0 million. These charges included
(i) accounting fees incurred in connectin with the company's restatement of revenues and (ii) reserves for legal fees expected to be incurred in connection with various shareholder lawsuits and the investigation by the SEC (iii) reserves for the expected cost of renegotiating various development contracts involving certain medical specialties which the Company has concluded are not central to its near term strategic focus and (iv) severance costs associated with a downsizing that occurred in March 1997.

     The reserve for expected costs for renegotiated contracts relates to the Company's decision in April 1997 to focus more directly on the cardiology and cardiovascular medical specialty markets and to reduce significantly its involvement in a number of other medical specialty markets. The Company determined that the near-term revenue potential associated with these other medical specialties, including vascular, electrophysiology (EP), urology and critical care, did not warrant the related development and marketing expenses. The Company is currently in negotiations with Boston Scientific Corporation to revise or terminate commitments made in 1995 and 1996 under development and support agreements with various subsidiaries of Boston Scientific related to these specialty markets. The Company expects to partially refund amounts received under these agreements, including amounts received for contract development work performed in prior years. These amounts have been reserved at March 31, 1997.

     Certain parties, who received common stock or other equity-based securities of the Company in connection with acquisitions made during 1995 and 1996, have expressed concerns to, and are seeking compensation from, the Company. The Company is currently in discussions regarding these matters with these parties. No reserves have been established.

     Revenues continued to be adversely impacted by (i) a shift in market demand away from a flat file, PC based solutions such as Vista and towards client/server, relational database solutions, (ii) the Company's decision in first quarter 1997 to de-emphasize sales of Vista and to discontinue efforts to introduce an enhanced version of Vista ("Vista Elite"), in order to focus on development and introduction of it's client/sever, relational database product line ("Crescendo!), and (iii) the unavailability of a Crescendo! product suitable for the medium and low volume cardiac catheterization and cardiovascular centers.

     While the Company introduced Crescendo! Forte in the second half of 1996 for use in a limited number of high volume, hospital cardiac catheterization and cardiovascular centers, a more broad based, Crescendo! product is not scheduled to be completed until June 1997. Once introduced to the market, Crescendo! must achieve market acceptance before it will generate significant revenues. Accordingly, the Company anticipates that revenues from its Crescendo! product line will be modest through the first three quarters of 1997 as the sales and implementation cycle associated with a more complex and higher priced client/server product is expected to increase, and a lack of referenceable accounts is expected to further impede sales.

    As of May 12, 1997, the Company had received three additional orders for its new Crescendo! product in 1997, with a total contract value of $317,000 over three years. This brings the total Cresendo! backlog excluding Crescendo! Forte to approximately $650,000.

     As of March 31, 1997, the Company had not recorded any revenue associated with four Crescendo! Forte installations that commenced in 1996 and which represent a total contract value of approximately $900,000 over three years. While substantial progress on these installations had been made, obligations to provide additional software modules and interfaces remained as of March 31 1997. In accordance with its revenue recognition policy, the Company will not record any revenue on these contracts until all such obligations are substantially fulfilled. The Company has not received any new orders for its Crescendo! Forte product beyond these four charter sites.

     On the costs side, the dual development of the Crescendo! products and Vista Elite resulted in greater research and development and marketing expense. As discussed above, efforts to develop Vista Elite were discontinued in first quarter 1997. Expenses also increased as the Company added support and implementation personnel to support the more complex Crescendo! product line. In March 1997, the Company implemented a cost reduction program to reduce the workforce throughout the Company, except at BSM and CLMA. Twenty-nine positions were eliminated as a result, reducing the number of employees from 208 at December 31, 1996 to 179 following the reduction. Related severance costs were accrued at March 31, 1997.

     The Company anticipates that it will continue to experience operating losses during 1997.

RESULT OF OPERATIONS
--------------------

     TOTAL REVENUE. Summit's revenue for the first quarter of 1997 was derived primarily from software licence sales and support and service fees related to its Vista products and consulting services provided by its BSM and CLMA subsidiaries. Revenue was $4.0 million for the first quarter of 1997, a decrease of $674,000, or 14%, as compared with first quarter of 1996 reflecting a decline in software and service revenue for various reasons as discussed in the "Overview" section.

     SOFTWARE LICENSE REVENUE. The Company's software license revenue primarily consists of sales of database software licenses, software upgrades and networking fees. Sales of software licenses were $1.2 million for the first quarter of 1997, $522,000, or 31%, below the first quarter of 1996 as a result of the various factors discussed in the "Overview" section including (i) a shift in market demand away from a flat file, PC based solution and towards client / server, relational database solutions, (ii) the Company's decision in first quarter 1997 to de-emphasize sales of Vista and to discontinue efforts to introduce an enhanced version of Vista ("Vista Elite"), in order to focus on development and introduction of Crescendo! and (iii) the unavailability of a Crescendo! product suitable for the medium and low volume cardiac catheterization and cardiovascular centers.

     The Company has recorded no revenues to date related to its Crescendo! product line. As discussed more fully in the "Overview" section, the Crescendo! product aimed at the medium and low volume cardiac catheterization and cardiovascular centers is not scheduled to be completed until June 1997. While substantial progress has been made on the four Crescendo! Forte installations under way since 1996, obligations to provide additional software modules and interfaces remain. The Company will not record any revenues on these contracts until all such obligations are substantially fulfilled.

     In February 1997, the Company entered into an agreement with Eli Lilly and Company ("Eli Lilly") to participate in a pilot program for a registry to collect, analyze and report on the use of a platelet aggregation inhibitor during coronary interventions. This agreement has a contract value of $400,000, and involves installation of an on-line data capture system at ten pilot catheterization labs, utilizing Crescendo! technology. As of this time, the Company has identify and contacted selected labs that are candidates for these pilot sites. The Company will record revenue under this contract when installation of the pilot sites is completed, on a pro rata basis. These sites are expected to be installed in the third quarter 1997.

     Software license revenue from sales to marketing partners comprised 17% total software revenue in first quarter 1997.

     SUPPORT AND SERVICE REVENUE. Support and service revenue primarily includes an annual service fee, training fees, consulting, hardware and module development fees. Support and service revenue was $0.8 million for the first quarter of 1997, a 42% decline from 1996 as fewer new Vista sales led to lower consulting, technical service and training fees.

     CONSULTING REVENUE. Consulting revenue consists of fees received by BSM for providing strategic development, financial analysis and systems planning services to health care providers and vendors and fees received by CLMA for regulatory affairs services provided primarily to manufacturers of new medical device and biologic products in order to secure FDA approval. CLMA services include regulatory strategy for FDA submissions, clinical trails and statistical analysis. Consulting revenue was $2.0 million for the first quarter of 1997, an increase of $448,000 or 29% over the first quarter of 1996. This increase is partially due to revenue generated from a newly established biologics division.

     TOTAL COST OF SALES. Cost of sales as a percentage of total revenue was 69% in first quarter 1997, compared to 37% in first quarter 1996, reflecting the impact of fixed personnel costs on a lower revenue base and the addition of support and implementation personnel to support the more complex Crescendo! product line. A portion of this increase reflected personnel costs in the implementation area that were classified as operating expense in first quarter 1996 rather than cost of sales.

     COST OF SOFTWARE LICENSE REVENUE. Cost of software license revenue consists of expenses directly related to sales of software licenses, including royalties, freight, user guides, diskettes, amortization of capitalized software and an allocation of costs incurred by the client relations department for various software related activities. Amortization of capitalized software amounted to 96,000 in the first quarter of 1997, compared to 22,923 in the first quarter of 1996. This increase reflects three year amortization of $1.2 million in capitalized software acquired in connection with the acquisition of 100% interest in Cordillera L.L.C. ("Cordillera") at December 31, 1996.

     The following table sets forth, for the periods indicated, the relationship of cost of software license fees and software license fees and software license fee revenues:


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                              1997       1996
                                                                              ----       ----
Software license fee revenue                                                 $1,188     $1,710
Cost of software license fees                                                   564        349
Cost of software license fees as a percentage of software
 license fee revenues                                                            47%        20%

     The increase in cost of software license fees as a percent of license fee revenue during first quarter of 1997 primarily reflects a reduction in software license fee revenue in that quarter as compared to the same period in 1996.

     COST OF SUPPORT AND SERVICE REVENUE. Cost of support and service revenue consists of expenses directly related to sales of support and service, including royalties, customer service personnel costs, and expenses for training and clinical data services. The following table sets forth, for the periods indicated, the relationship of cost of support and services and support and service revenues:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                  1997         1996
                                                                                  ----         ----
Support and service revenue.................................                 $ 830             1,432
Cost of support and service.................................                   857               581
Cost of support and service as a percentage of support and
     service revenues.......................................                   103%               41%

     The increase in cost of support and service as a percent of support and service revenue during first quarter of 1997 reflects a reduction in support and service revenue in that quarter as compared to the same period in 1996 and to increased staffing in the implementation and technical services departments as discussed in "Overview" above. A portion of this increase reflected personnel costs for eight employees in the implementation and technical services areas that were classified as operating expense in first quarter 1996 rather than cost of sales.

     COST OF CONSULTING REVENUE. Cost of consulting revenue consists of personnel costs and related expenses associated with the BSM and CLMA subsidiaries. The following table sets forth, for the periods indicated, the relationship of the cost of consulting and consulting revenue:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1997          1996
                                                      ----          ----
Consulting revenue................................   $1,995        $1,547
Cost of consulting................................    1,358           810
Cost of consulting as a percentage of support and
     consulting revenues..........................       68%           52%

     Cost of consulting increased to 68% of consulting revenue in first quarter 1997 from 52% in first quarter 1996 due to increased staffing at the Company's consulting subsidiaries, CLMA and BSM.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $1.8 million during the first quarter of 1997, a decrease of $154,000 or 8% compared to the same quarter of 1996 due primarily to personnel costs in the implementation area that were classified as marketing expense in first quarter 1996 and cost of sales in first quarter 1997.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense was $1.1 million in the first quarter of 1997, an increase of $751,000 or 208% compared to the first quarter of 1996 as the Company increased its development staff and its use of outside consultants to develop its Crescendo! product line. The dual development of the Crescendo! products and Vista Elite also resulted in greater research and development expense. As discussed in the "Overview" section, efforts to develop Vista Elite were discontinued in first quarter 1997. In March 1997, the Company eliminated eight positions in the research and development department as part of a Company-wide cost reduction program.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and Administrative expense was $3.4 million for first quarter 1997, an increase of $2.2 million over first quarter 1996. The increase is due primarily to charges of approximately $2.0 million. These charges included (i) accounting fees incurred in connection with the Company's restatement of revenues, (ii) reserves for legal fees expected to be incurred in connection with various shareholder lawsuits and the investigation by the SEC, (iii) reserves for the expected cost of renegotiating various development contracts involving certain medical specialities which the Company has concluded are not central to its near term strategic focus and (iv) severance costs associated with a downsizing that occurred in March 1997 as discussed in the "Overview" section.

     INTEREST INCOME. Interest income, net, increased to $579,000 in first quarter 1997 from $300,000 in first quarter 1996 as proceeds in the Company's July 1996 secondary stock offering were invested in short term securities.

     INCOME TAX EXPENSE. To date, the Company has not incurred any substantial income tax liability because of its historical operating losses. The deferred tax asset related to operating loss carry forwards generated in the first quarter of 1997 and 1996 were fully offset by an increase in the valuation allowance because of the Company's history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During the three months ended March 31, 1997, the Company's cash and cash equivalents decreased by $806,000 reflecting net cash used in operating activities of $3.8 million, offset by net reduction in investments of $3.2 million.

     Cash provided by investing activities was $3.2 million which consists primarily of the sale or maturity of short-term investments of $13.4 million partially offset by the purchase of short-term investments in the amount of $9.9 million. Cash used in financing activities of $245,000 represented repayment of long term debt.

     As of March 1, 1997, the Company had net working capital of $37.4 million, compared to $41.7 million at December 31, 1996. The decrease in working capital resulted primarily from operating losses of $4.5 million during the first quarter of 1997, including one time charges amounting to approximately $2.0 million as discussed in the "Overview" section.

     The Company is a named defendant in ten civil actions involving alleged violations of federal securities and other laws. If these actions were to be decided adversely to the Company, the financial condition of the Company could be adversely affected. See Part II, Item 1, Legal Proceedings. Certain parties, who received common stock or other equity based securities of the Company in connection with acquisitions during 1995 and 1996, have expressed concerns to, and are seeking compensation from, the Company. The Company is currently in discussions regarding these matters with these parties.

     The Company believes that the continued expenditure of funds will be necessary to support its future growth, and that cash and short-term investments of $40.3 million on hand at March 31, 1997 will be sufficient to fund its operations, capital requirements, potential settlement payments as discussed above and expansion needs for the foreseeable future.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company has been named as a defendant in ten federal court securities actions venued in the United States District Court, District of Minnesota. Nine of the ten actions are putative class actions, including: Jong E. Lee v. Summit
                                                          ----------------------
Medical Systems, Inc., filed on March 10, 1997; Mathias Faue, George E. and
--------------------                           ----------------------------
Patricia E. Faue, Janice McQuiston v. Summit Medical Systems, Inc. et. al.,
--------------------------------------------------------------------------
filed on March 26, 1997; Judith Anne Jacobson v. Summit Medical Systems, Inc.,
                         ---------------------------------------------------
filed on March 31, 1997; Gordon E. Bennett, Desiree Swan, Randolph G. Sunder,
                         ----------------------------------------------------
Darcie Molitor, and C. William Brown, M.D., trustee on behalf of C. William
---------------------------------------------------------------------------
Brown, M.D., v. Summit Medical Systems, Inc. et. al., filed May 7, 1997; Brian
-----------------------------------------------------                    -----
Poffenberger v. Summit Medical Systems, Inc., et al., filed May 8, 1997; Joseph
-----------------------------------------------------                    ------
Cooper, Charles Fisher and Contractor's East, Inc. v. Summit Medical Systems,
-----------------------------------------------------------------------------
Inc., et al., filed May 9, 1997; Todd M. Adams v. Summit Medical Systems, Inc.
-------------                    ---------------------------------------------
et. al., filed May 9, 1997; Ranjit C. Desai et al. v. Summit Medical Systems,
--------                    -------------------------------------------------
filed May 12, 1997 and Phillip Thomas et al. v. Summit Medical Systems, Inc. et.
                       ---------------------------------------------------------
al., filed May 12, 1997. The remaining action captioned, Teachers' Retirement
----                                                     --------------------
System of Louisiana v. Summit Medical Systems, Inc. et. al., was filed on April
------------------------------------------------------------
16, 1997 and is not a class action. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. In each of the putative class actions, the plaintiffs seek declaration that the action be certified as a class. As to federal securities law claims, each of the actions is subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Certain plaintiffs have moved to consolidate the putative class actions, to appoint a lead plaintiff, and to appoint lead counsel. Under the Reform Act, the District Court may consolidate all the putative class actions into one action and choose a lead plaintiff, and the Company believes that the District Court is likely to do so. While the Teachers' Retirement System case may also be consolidated for
          ---------------------------
discovery purposes, it will likely remain as a separate action because the plaintiff has stated in the Complaint that it does not wish to participate in any class action. The Company believes it has meritorious defenses to these actions and intends to defend against these actions vigorously.

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

         (a) The following exhibits are included herein:

         10.1  Agreement by and between The American College of Cardiology and
               Summit Medical Systems, Inc., dated March 10, 1997
         10.2  Software Development And License Agreement, dated March 31, 1997, between American Academy of Orthopedic Surgeons and Summit
               Medical Systems, Inc.
        *10.3  Registry Development Agreement, dated February 3, 1997, between
               Eli Lilly and Company and Summit Medical Systems, Inc.
         11.1  Computation of Earnings per Share
         27    Financial Data Schedule
         (b)   Reports on Form 8-K
               Form 8-K, filed January 14, 1997, and amended on form 8-K/A, filed of March 14, 1997 and April 25, 1997 (File No. 0-26390) reporting the acquisition of C. L. McIntosh & Associates, Inc.

________________________
*    Confidential treatment requested as to certain portions.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly



                                   Summit Medical Systems, Inc.
                                   ----------------------------


Date May 15, 1997                  /s/ Richard J. Willemin
     ------------                  -------------------------------------
                                   Richard J. Willemin
                                   Interim Chief Financial Officer