Form 10-Q
period 1997-06-30
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1997-08-14
CIK 946994

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________
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

The number of shares outstanding of the Registrant's Common Stock on June 30, 1997 was

                       10,376,575 shares $.01 Par Value

INDEX


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated statements of financial position--June 30, 1997 and December 31, 1996

         Consolidated statements of operations -- Three months ended June 30,
                                                  1997 and 1996
                                                  Six months ended June 30,
                                                  1997 and 1996

         Consolidated statements of cash flows -- Six months ended June 30,
                                                  1997 and 1996

         Notes to consolidated financial statements -- June 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
         10.1 Termination Agreement Regarding Distribution of Software Programs
              By And Between SCIMED Life Systems, Inc, Boston Scientific
              Corporation  and Summit Medical Systems, Inc., dated June 25, 1997
         10.2 Agreement dated August 14, 1997 By and Between Summit Medical
              Systems, Inc., Charles L. McIntosh and Gail J. Greenberg.
         11.1 Computation of Earnings per Share
         27   Financial Data Schedule
         (b)  Reports on Form 8-K
              Form 8-K, filed June 9, 1997 (File No. 0-26390), reporting the
              Company's decision to discontinue using Ernst & Young LLP as the Company's independent accountants. Form 8-K, filed June 11, 1997
              (File No. 0-26390) reporting the Company's engagement of Arthur
              Anderson LLP as the Company's independent public accountants.


Signatures

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Summit Medical Systems, Inc. (the "Company") and its management and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, failure of the Company's client/server database products, CQS program or on-line registries to achieve market acceptance, significant delays in the development of the client/server products and registries, discovery of technical difficulties or defects in the client/server products and registries, and failure of the Company to expense reductions or increased revenues from current customers. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to the Company's Annual Report on Form 10-K, as amended pursuant to amendments filed on April 4, 1997 and April 30, 1997, respectively. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)


                                                       June 30,     December 31,
                                                         1997          1996
                                                     (unaudited)
                                                     ----------------------------
ASSETS
Current assets
  Cash and cash equivalents                          $  7,593,224   $  9,386,069
  Short-term investments                               25,971,448     35,243,624
  Accounts receivable (net of allowance of
   652,812 at June 30, 1997; $650,000 at December
   31, 1996)                                            3,524,172      3,776,351
  Other current assets                                    982,416        678,627
                                                     ----------------------------
       Total current assets                            38,071,260     49,084,671

  Equipment and fixtures, net                           3,107,348      3,203,931
  Computer software costs, net                          1,008,653      1,198,573
                                                     ----------------------------
       Total assets                                   $42,187,261    $53,487,175
                                                     ============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

  Accounts payable and accrued expenses               $ 2,906,390    $ 3,617,718
  Accrued compensation                                    816,648      1,236,118
  Accrued royalties                                        50,682        375,332
  Deferred revenue and payables                         3,016,345      1,867,006
  Income taxes payable                                     26,248          7,648
  Notes payable and convertible debentures                     --        100,000
  Line of credit                                               --        150,000
  Current portion of long-term debt                        13,493         23,628
                                                     ----------------------------
       Total current liabilities                        6,829,806      7,377,450

Long-term debt                                             23,553         26,525

Shareholders' equity
  Common Stock, $.01 par value:
   Authorized shares -- 38,933,333
   Issued and outstanding shares -- 10,376,575
   at June 30, 1997; 10,343,830 at December 31, 1996      103,766        103,438
  Additional paid-in capital                           69,757,865     69,700,376
  Accumulated deficit                                 (34,527,729)   (23,720,614)
                                                     ----------------------------
       Total shareholders' equity                      35,333,902     46,083,200
                                                     ----------------------------
       Total liabilities and shareholders' equity    $ 42,187,261   $ 53,487,175
                                                     ============================

The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                 JUNE 30                           JUNE 30
                                                        ------------------------------------------------------------
                                                          1997           1996               1997            1996
                                                        (unaudited)   (restated)        (unaudited)      (restated)
                                                        ------------------------------------------------------------
Revenue
  Software licenses                                     $   106,425   $   2,298,106     $  1,294,612   $  4,007,934
  Support and service                                     1,027,913       1,544,543        1,858,535      2,976,380
  Consulting fees                                         1,988,064       1,500,673        3,983,059      3,047,340
                                                        ---------------------------     ---------------------------
       Total revenue                                      3,122,402       5,343,322        7,136,206     10,031,654

Cost of Sales
  Software licenses                                         292,057         179,703          856,315        528,967
  Support and service                                     1,054,550         638,411        1,911,762      1,219,044
  Consulting fees                                         1,462,248         984,646        2,820,253      1,795,051
                                                        ---------------------------     ---------------------------
       Total cost of sales                                2,808,855       1,802,760        5,588,330      3,543,062

       Gross profit                                         313,547       3,540,562        1,547,876      6,488,592

Operating expenses
  Selling and marketing                                   1,819,748       2,188,286        3,603,510      4,126,073
  Research and development                                  704,794         657,651        1,817,062      1,018,955
  General and administrative                              4,610,865       1,214,025        8,023,621      2,397,089
                                                        ---------------------------     ---------------------------
       Total operating expenses                           7,135,407       4,059,962       13,444,193      7,542,117
                                                        ---------------------------     ---------------------------
Loss from operations                                     (6,821,860)       (519,400)     (11,896,317)    (1,053,525)

Interest income, net                                        514,565         297,204        1,093,911        597,216
                                                        ---------------------------     ---------------------------
Loss before income taxes                                 (6,307,295)       (222,196)     (10,802,406)       (456,309)

Income tax expense                                            1,773              14            4,709         17,305
                                                        ---------------------------     ---------------------------
Net loss                                                $(6,309,068)    $  (222,210)    $(10,807,115)   $  (473,614)
                                                        ---------------------------     ---------------------------

Net loss per share:
  Primary and  fully diluted                            $     (0.61)    $     (0.02)    $      (1.04)   $     (0.06)
                                                        ---------------------------     ---------------------------

Weighted average shares outstanding:
  Primary and fully diluted                              10,359,065       9,153,849       10,353,351      8,512,379
                                                        ---------------------------     ---------------------------

The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)


                                                              SIX MONTHS ENDED
                                                                  JUNE 30
                                                        -----------------------------
                                                             1997          1996
                                                         (unaudited)    (restated)
                                                        -----------------------------
Operating activities:
  Net loss                                              $(10,807,115)   $   (473,614)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities
    Depreciation                                             655,128         336,235
    Amortization                                             192,000          45,846
  Changes in operating assets and liabilities:
    Accounts receivable (net of allowance of $652,812
      and $110,331 in 1997 and 1996, respectively)           252,179         136,694
    Advances to officers                                                      47,500
    Other current assets                                    (303,789)       (416,153)
    Accounts payable and accrued expenses                   (711,328)       (777,579)
    Accrued compensation                                    (419,470)        324,659
    Accrued royalties                                       (324,650)         54,011
    Income tax payable                                        18,600
    Deferred revenue                                       1,149,339        (114,441)
                                                        -----------------------------
       Net cash used in operating activities             (10,299,106)       (836,842)

Investing activities:
  Purchase of short-term investments                     (14,758,285)    (17,383,262)
  Sales and maturities of short-term investments          24,030,461      19,469,110
  Purchases of equipment and fixtures                       (563,350)       (884,605)
  Sales of equipment and fixtures                              4,805          25,534
  Capitalized software cost                                   (2,080)
                                                        -----------------------------
       Net cash provided by investing activities           8,711,551       1,226,777

Financing activities:
  Proceeds from long-term debt                                                51,431
  Principal payments on long-term debt                       (13,107)        (42,061)
  Principal payments on notes payable & convertible
    debentures                                              (100,000)        (15,000)
  Net proceeds from line of credit                          (150,000)        (20,000)
  Payments on note payable -- officer                                        (17,991)
  Distributions to shareholders                                             (250,000)
  Net proceeds from common stock transactions                                239,266
  Net proceeds from exercise of common stock options          57,817         105,957
                                                        -----------------------------
       Net cash provided by (used in) financing
         activities                                         (205,290)         51,602

Increase (decrease) in cash and cash equivalents          (1,792,845)        441,537
Cash and cash equivalents at beginning of period           9,386,069       2,202,004
                                                        -----------------------------
Cash and cash equivalents at end of period              $  7,593,224    $  2,643,541
                                                        -----------------------------

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                $      5,352    $      6,916

The accompanying notes are an integral part of these financial statements.

Summit Medical Systems, Inc.

Notes to Consolidated Financial Statements
June 30, 1997
(Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Annual Report of the Company.

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

Note C - New Accounting Pronouncement

In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which requires the disclosure of basic earnings per share and diluted earnings per share information. The Company expects to adopt SFAS 128 at the end of 1997 and anticipates it will not have a material impact on previously reported earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

     Summit Medical Systems, Inc. (the "Company") is a leading provider of clinical information systems and consulting services to the healthcare industry. The Company's database software enables healthcare providers to monitor, manage and report detailed clinical information on medical procedures, diseases and patient outcomes. The Company currently offers database products primarily on two technology platforms, Crescendo! and Vista. The Crescendo! platform is designed for use in hospital cardiac and cardiovascular surgery centers. In the second half of 1996, the Company introduced Crescendo! Forte, a client/server, relational database product for use in high volume cardiac and cardiovascular surgery centers. In June 1997, the Company also introduced the first release of a Crescendo! product for medium and low volume centers ("Crescendo! 1.0"), which provides core functionality, simplified installation and reduced pricing compared to Crescendo! Forte. The Vista platform is a Windows based, flat file application, covering a product line of over 40 database software modules that is primarily used in five medical specialties including: cardiac and thoracic surgery, cardiology, ophthalmology, urology and orthopaedics. The Company also provides a range of consulting services through its subsidiaries, C.L. McIntosh & Associates ("CLMA") and BSM Consulting Group ("BSM"). In late 1996, the Company introduced registry services designed to evaluate the efficacy of specific medical devices or drug therapies utilizing Crescendo technology and on-line data collection through the World Wide Web.

     Second Quarter 1997 Results - The Company incurred an operating loss of
     ---------------------------
$6.8 million during the three months ended June 30, 1997, which included special charges for payments and reserves amounting to approximately $3.2 million, primarily covering:

     (i) A charge of $2.8 million covering agreements reached with the parties, including members of management, who received Company stock, options or warrants in connection with the Company's December 1996 acquisitions of CLMA and 100% of the equity interest in the Cordillera L.L.C. ("Cordillera") joint venture. The agreements involve payments of cash and common stock of the Company to these parties and repricing of warrants issued in connection with the Cordillera acquisition. In return, the Company has received, or will receive, a general release from these parties against certain possible claims arising since the acquisitions, primarily related to their shareholdings. The Board of Directors authorized the agreements based on the importance and unique position of CLMA and the Crescendo! technology developed by Cordillera to the Company's future operations. In order to preserve the value to the Company of the CLMA and Cordillera operations and their assets, the Board determined that it was in the best interest of the Company and its shareholders to resolve these issues promptly. The agreement with the CLMA parties was concluded, and related payments made in June 1997. The Company has reached an agreement-in-principle with the Cordillera parties which is expected to be completed in August 1997, subject to agreement on definitive terms and conditions;

     (ii) A reserve for an obligation included in the Company's headquarters lease requiring the Company to make a $350,000 penalty payment if it fails to exercise an option to lease additional space at such facility by mid 1998, a currently unoccupied portion of the building. At this time, Company believes it is unlikely that it will require this additional space; and

     (iii) Severance costs, including estimated costs associated with the departure of the Company's former Chief Executive Officer.


     Revenues in the second quarter 1997 were below recent quarters as software sales continued to be adversely impacted by the transition from the Vista product line to the Crescendo! product line. The Company de-emphasized the direct marketing of its Vista product line for cardiology and cardiovascular and thoracic surgery in first quarter 1997, effectively removing itself from the software market until the introduction of its client/sever, relational database product line ("Crescendo!"). While the Company introduced Crescendo! Forte in the second half of 1996 for use in a limited number of high volume cardiac catheterization and cardiovascular surgery centers, Crescendo! 1.0 was not introduced until June 1997.

     Installation and training on the first three beta sites for Crescendo! 1.0 commenced in July 1997, and is expected to be substantially completed during third and fourth quarter 1997. The Company has contracts for nine additional Crescendo! 1.0 sites, the majority of which are also expected to be substantially installed by the end of fourth quarter 1997. The total contract value of these twelve Crescendo! contracts is $1.3 million, which includes support and maintenance revenues that will be recognized over the next three years.

     In addition, the four Crescendo! Forte installations that commenced in 1996 represent a total contract value of approximately $900,000 over three years. As of June 30, 1997, the Company had not recorded any revenue associated with these contracts. While substantial work has been performed at these installations to date, and core software modules have been installed, obligations remain to provide additional modules and interfaces which had not yet been developed. Certain Crescendo! Forte customers have expressed concerns with delays in providing such modules and interfaces, and the Company is working with them to address those concerns. In accordance with its revenue recognition policy, the Company will not record any revenues on these contracts until all such obligations are substantially fulfilled, which may not be until 1998.

     The Company has concluded that the market for Crescendo! Forte is limited and the support and service requirements are prohibitively expensive. Therefore, the Company has decided to no longer market Crescendo! Forte, and has not sold any additional Crescendo! Forte contracts beyond the four charter sites. The Company has decided to focus its marketing activities on Crescendo! 1.0, which it believes is better suited to its target market and more effectively installed and integrated with customer's existing systems.

     The Company has been selling Crescendo! 1.0 for several months in order to provide reference sites and validation of the technology. A full scale marketing and promotional effort will not be initiated until implementation of the initial beta sites is completed. The Company anticipates that revenues from Crescendo!
1.0 will be modest through the remainder of 1997, reflecting a longer sales and implementation cycle associated with more complex, higher priced client/server products, uncertainty as to the market demand for such products and lack of referenceable accounts.

     The Company is currently considering initiatives for increasing revenues derived from its existing base of DOS and Vista customers, including upgrading DOS users to Vista, cross-selling additional modules and consulting services to Vista users and increasing annual support and maintenance fees. The Company's CLMA subsidiary is also bidding to perform broader data mangement services for medical device manufacturers. In addition, the Company is reviewing the performance of each of its product lines and business units to evaluate their prospects and significance to the Company's core business. The Company also plans to review its expense base for opportunities to reduce the current run rate of expenses. The initiatives outlined above are not yet fully developed and have not been tested in the market. Accordingly, there can be no assurance that these initiatives will result in increased revenues or reduced expenses.

     First Half 1997 Results - The $11.9 million loss from operations for the
     -----------------------
six months ended June 30, 1997 included special charges for payments and reserves amounting to approximately $5.2 million. This amount included $3.2 million recorded in the second quarter, as summarized above, and $2.0 million recorded in the first quarter covering primarily:

     (i) Accounting fees incurred in connection with the Company's restatement of revenues;

     (ii) Reserves for legal fees expected to be incurred in connection with various shareholder lawsuits and investigations by the Securities and Exchange Commission ("SEC");

     (iii) The cost of renegotiating various development contracts involving certain medical specialties. In April 1997, the Company decided to significantly reduce its involvement in a number of medical specialty markets that were not central to its near term strategy, and to focus more directly on the cardiology and cardiovascular medical specialty markets. The Company determined that the near term revenue potential associated with these medical specialties, including vascular, electrophysiology (EP), urology and critical care, did not warrant the related development and marketing expenses. The Company has revised or terminated commitments made in 1995 and 1996 under development and support agreements with various subsidiaries of Boston Scientific Corporation related to these specialty markets, and has partially refunded amounts received under these agreements, including amounts received for contract development work performed in prior years. In June, 1997, The Company executed an agreement with Boston Scientific Corporation to market the Company's Crescendo! product line on a non-exclusive basis; and

     (iv) Severance costs associated with a downsizing that occurred in March 1997.


     Revenues in the first half of 1997 suffered due to the transition from the Viata to Crescendo! product line as discussed in "Second Quarter 1997 Results" above.

     Expenses in the first half of 1997 increased in part, due to the dual development of the Crescendo! products and Vista Elite, resulting in greater research and development and marketing expense. Efforts to develop Vista Elite were de-emphasized in first quarter 1997. Expenses also increased as the Company added support and implementation personnel to support the more complex Crescendo! 1.0 and Crescendo!Forte products. In March 1997, the Company implemented a cost reduction program to reduce the workforce throughout the Company, except at BSM and CLMA. Twenty-nine positions were eliminated as a result, reducing the number of full-time employees from 208 at December 31, 1996 to 179 following the reduction. As of August 13, 1997, the number of full-time employees was 163 .

Result of Operations
--------------------

     Total Revenue. The Company's revenue for the second quarter of 1997 was derived primarily from annual support and maintenance services related to its Vista products and consulting services provided by its BSM and CLMA subsidiaries. Revenues totaled $3.1 million for the second quarter of 1997, a decrease of $2.2 million, or 42%, as compared with second quarter of 1996, reflecting (i) de-emphasis of direct marketing efforts for Vista products, (ii) delays in recognizing revenue under the existing Crescendo! Forte agreements and
(iii) lack of revenues arising from sales of Crescendo! 1.0 until the end of second quarter of 1997. Revenue of $7.1 million for the first six months ending June 30, 1997 represented a 29% decrease over the same period in 1996 that was also largely due to these factors. Software license revenues were $1.3 million in the first six months of 1997, $2.7 million or 68% below the first half of 1996 as a result of the various factors discussed above.

     Software License Revenue. The Company's software license revenue primarily consists of sales of database software licenses, software upgrades and networking fees. Sales of software licenses were $106,000 for the second quarter of 1997, $2.2 million or 95%, below the second quarter of 1996 as a result of the various factors discussed. Software license revenues were $1.3 million in the first six months of 1997, $2.7 million or 68% below the first half of 1996 as a result of the factors discussed above.

     The Company has recorded no revenues to date related to its Crescendo! products. As discussed more fully in the "Overview" section, Crescendo! 1.0 was not introduced until June 1997 and the Company has not yet fully completed the installation of a Crescendo! 1.0 site. While substantial work has been performed on the four Crescendo! Forte installations under way since 1996, obligations to develop and provide additional software modules and interfaces remain. Certain Crescendo! Forte customers have expressed concerns with delays in providing such modules and interfaces, and the Company is working with them to address those concerns. The

Company will not record any revenues on these contracts until all such obligations are substantially fulfilled, which may not be until 1998.

     In February 1997, the Company entered into an agreement with Eli Lilly Company ("Eli Lilly") to participate in a pilot program for a registry to collect, analyze and report on the use of a platelet aggregation inhibitor during coronary interventions. This agreement has a contract value of $400,000, and involves installation of an on-line data capture system at ten pilot catheterization labs, utilizing Crescendo! technology. During August 1997, the Company successfully completed development of an internet version of this on-line system, which utilizes a World Wide Web-based front-end installed at the lab site. Seven labs have been selected as pilot sites to date, of which three have signed participation agreements, and all ten sites are expected to be selected and installed during the third and fourth quarters of 1997. The Company will record revenue under this contract when installation of the pilot sites is completed, on a pro rata basis.

     Software license revenue from sales to marketing partners comprised 21% of total software revenue in first half of 1997. In June 1997, the Company terminated an existing joint marketing agreement with Boston Scientific Corporation ("Boston Scientific") that provided Boston Scientific exclusive third party rights to market selected Vista software modules in return for certain minimum purchase commitments. At that time, a new agreement was executed with Boston Scientific granting them a nonexclusive right to market the Company's Crescendo! product line.


     Support and Service Revenue.   Support and service revenue primarily
includes fees from annual support and service agreements, training, consulting, module development and hardware. Support and service revenue was $1.0 million for the second quarter of 1997, a 33% decrease from second quarter 1996 due to lower software sales and attrition among existing customers. Support and service revenue for the six months ended June 30, 1997 was $1.9 million, a 38% decrease over the same period in 1996 which was also attributable to these factors.

     Consulting Revenue. Consulting revenue consists of fees received by BSM for providing strategic development, financial analysis and systems planning services to health care providers and vendors and fees received by CLMA for regulatory affairs services provided primarily to manufacturers of new medical device and biologic products in order to secure Food and Drug Administration ("FDA") approval. CLMA services include regulatory strategy for FDA submissions, clinical trials and statistical analysis. Consulting revenue was $2.0 million for the second quarter of 1997, an increase of $487,000 or 32% over the second quarter of 1996. This increase was primary due to revenue generated from expanded consulting services provided by CLMA and from an increase in services provided to existing customers at BSM. Consulting revenues for the first six months of 1997 were $4.0 million, a 31% increase over the first six months of 1996 due primarily to expanded consulting services provided by CLMA.

     Total Cost of Sales. Cost of sales as a percentage of total revenue was 90% in second quarter 1997, compared to 34% in second quarter 1996, reflecting the impact of fixed personnel costs on a lower revenue base and the addition of support and implementation personnel to support the Crescendo! product line. A portion of this increase reflected personnel costs in the implementation area that were classified as operating expense in second quarter 1996 rather than cost of sales. For the first six months of 1997, cost of sales was 78% of revenues as compared with 35% of revenues in the same period of 1996. This increase was attributable mainly to a lower revenue base in 1997.

     Cost of Software License Revenue. Cost of software license revenue consists of expenses directly related to sales of software licenses, including royalties, freight, user guides, diskettes, amortization of capitalized software and an allocation of costs incurred by the client relations department for various software related activities. Amortization of capitalized software amounted to $96,000 in the second quarter of 1997, compared to $15,000 in the second quarter of 1996. This increase reflects three year amortization of $1.2 million in capitalized software acquired in connection with the acquisition of 100% interest in Cordillera L.L.C. ("Cordillera") at December 31, 1996.

     The following table sets forth, for the periods indicated, the relationship of cost of license fees and license fees and license fee revenues:


                                           Three Months Ended                Six Months Ended
                                                June 30,                         June 30,
                                             (in thousands)                   (in thousands)
                                           -------------------              -------------------
                                           1997           1996              1997          1996
                                           ----           ----              ----          ----
License fee revenue                        $ 106         $2,298             $1,295       $4,008
Cost of license fees                         292            180                856          529
Cost of license fees as a percentage
  of software license fee revenues           274%             8%                66%          13%


     The increase in cost of license fees as a percent of license fee revenue during second quarter and first half of 1997 primarily reflects a reduction in license fee revenue in those periods as compared to the same periods in 1996.


     Cost of Support and Service Revenue. Cost of support and service revenue consists of expenses directly related to sales of support and service, including royalties, customer service personnel costs, and expenses for training and clinical data services. The following table sets forth, for the periods indicated, the relationship of cost of support and services and support and service revenues:


                                                Three Months Ended               Six Months Ended
                                                     June 30,                        June 30,
                                                  (in thousands)                  (in thousands)
                                               -------------------               -----------------
                                               1997           1996               1997        1996
                                               ----           ----               ----        ----
Support and service revenue                    $1,028        $1,545             $1,859      $2,976
Cost of support and service                     1,055           638              1,912       1,219
Cost of support and service as a percentage
  of support and service revenues                 103%           41%               103%         41%

     The increase in cost of support and service as a percent of support and service revenue during second quarter and first half of 1997 reflects a reduction in support and service revenue in that quarter as compared to the same periods in 1996 and to increased staffing in the implementation and technical services departments as discussed. A portion of this increase reflected personnel costs for eight employees in the implementation and technical services areas that were classified as operating expense in first half of 1996 rather than cost of sales.


     Cost of Consulting Revenue. Cost of consulting revenue consists of personnel costs and related expenses associated with the BSM and CLMA. The following table sets forth, for the periods indicated, the relationship of the cost of consulting and consulting revenue:


                                               Three Months Ended                Six Months Ended
                                                    June 30,                         June 30,
                                                 (in thousands)                   (in thousands)
                                               -------------------              ------------------
                                               1997           1996               1997        1996
                                               ----           ----               ----        ----
Consulting revenue                             $1,988        $1,501             $3,983      $3,047
Cost of consulting                              1,462           985              2,820       1,795
Cost of consulting as a percentage
  of consulting revenues                          74%            66%                71%         59%

     Cost of consulting increased to 74% of consulting revenue in second quarter 1997 from 66% in second quarter 1996, due to increased staffing at CLMA and BSM. The percentage increase to 71% in the first half of 1997 from 59% in the first half of 1996 was also due to increased staffing.

     Selling and Marketing Expenses. Selling and marketing expenses were $1.8 million during the second quarter of 1997, a decrease of $368,000 or 17% compared to the same quarter of 1996 due primarily to personnel costs in the implementation area that were classified as marketing expense in second quarter 1996 and cost of sales in 1997. This reclassification also accounts for a 13% decline in selling and marketing expenses during the first half of 1997 as compared to the first half of 1996.

     Research and Development Expenses. Research and development expense was $705,000 in the second quarter of 1997, an increase of $47,000 or 7% compared to the second quarter of 1996 as the Company increased its development staff and its use of outside consultants to develop its Crescendo! product line. Research and development expense for the first six months of 1997 amounted to $1.8 million as compared to $1.0 million for the comparable period in 1996. The dual development of the Crescendo! products and Vista Elite also resulted in greater research and development expense during the first half of 1997. As discussed above, efforts to develop Vista Elite were discontinued in first quarter 1997. In March 1997, the Company eliminated eight positions in the research and development department as part of a Company-wide cost reduction program.

     General and Administrative Expenses. General and administrative expense was $4.6 million for second quarter 1997, an increase of $3.4 million over second quarter 1996. The increase is due primarily to charges amounting to approximately $3.2 million to cover costs discussed under "Overview". General and administrative expense was $8.0 million for the six months ended June 30, 1997 as compared to $2.4 million for the first half of 1996. The $5.6 million increase includes second quarter charges of $3.2 million as described above and first quarter charges of approximately $2.0 million as discussed under "Overview".

     Interest Income. Interest income, net, increased to $515,000 in second quarter 1997 from $297,000 in second quarter 1996 as proceeds from the Company's July 1996 secondary stock offering were invested in short term securities. Interest income, net, for the first half of 1997 amounted to $1.1 million as compared to $597,000 in the first half of 1996.

     Income Tax Expense. To date, the Company has not incurred any substantial income tax liability because of its historical operating losses. The deferred tax asset related to operating loss carry forwards generated in the first half of 1997 and 1996 were fully offset by an increase in the valuation allowance because of the Company's history of operating losses.


Liquidity and Capital Resources
-------------------------------

     During the six months ended June 30, 1997, the Company's cash and cash equivalents decreased by $1.8 million reflecting $10.3 million used in operating activities and $563,000 used for the purchase of computer and networking equipment, offset by net reduction in investments of $9.3 million.

     Cash provided by investing activities was $8.7 million in the first half of 1997 which consisted primarily of the sale or maturity of short-term investments of $24.0 million partially offset by the purchase of short-term investments in the amount of $14.8 million . Cash used in financing activities of $205,000 represented repayment of long term debt.

     As of June 30, 1997, the Company had net working capital of $31.2 million, compared to $41.7 million at December 31, 1996. The $10.5 million decrease in working capital resulted primarily from operating losses of $11.9 million during the first half of 1997, including one time charges amounting to approximately $5.2 million as discussed in the "Overview" section.

     The Company believes that the continued expenditure of funds will be necessary to support its future operations, and that cash and short-term investments of $33.6 million on hand at June 30, 1997 will be sufficient to fund its operations, capital requirements, potential settlement payments as discussed above and expansion needs for the foreseeable future.

     As of August 10, 1997, cash and short term investments totaled $32.2 million.

     The Board of Directors has authorized a stock repurchase program under which up to 10 million shares of the Company's common stock may be repurchased. The Company may purchase such common stock from time to time at prevailing prices in the open market, by purchases or in private transactions. The Company intends to fund such repurchases with its available cash and cash equivalents. As of June 30, 1997, there are approximately $10.4 million shares of the Company's common stock issued and outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         None

Part II. Other Information

Item 1.  Legal Proceedings

     The Company was named as a defendant in ten federal court securities actions venued in the United States District Court, District of Minnesota. Nine of the ten actions are putative class actions, including: Jong E. Lee v. Summit Medical Systems, Inc., filed on March 10, 1997; Mathias Faue, George E. and Patricia E. Faue, Janice McQuiston v. Summit Medical Systems, Inc. et. al., filed on March 26, 1997; Judith Anne Jacobson v. Summit Medical systems, Inc., filed on March 31, 1997; Gordon E. Bennett, Desirea Swan, Randolph G. Sunder, Darcie Molitor, and C. William Brown, M.D., trustee on behalf of C. William Brown, M.D., v. Summit Medical Systems, Inc. et. al., filed May 7, 1997; Brian Poffenberger v. Summit Medical Systems, Inc., et. al., filed May 8, 1997, Joseph Cooper, Charles Fisher and Contractor's East, Inc. v. Summit Medical Systems, Inc., et. al., filed May 9, 1997; Todd M. Adams v. Summit Medical Systems, Inc. et. al., filed May 9, 1997; Ranjit C. Desai et. al. v. Summit Medical Systems, filed May 12, 1997 and Phillip Thomas et. al. v. Summit Medical Systems, Inc. et. al., filed May 12, 1997. The remaining action captioned, Teachers' Retirement System of Louisiana v. Summit Medical Systems, Inc. et. al., was filed on April 16, 1997 and is not a class action. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. In each of the putative class actions, the plaintiffs seek declaration that the action be certified as a class. As to federal securities law claims, each of the actions is subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The judge has ordered the consolidation of the putative actions, has named certain plaintiffs as lead plaintiffs, and has ordered such lead plaintiffs to file an amended consolidated complaint. The Teachers' Retirement System will remain as a separate action because the plaintiff has stated in the Complaint that it does not wish to participate in any class action. The Company believes it has meritorious defenses to these actions and intends to defend against these actions vigorously.

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


Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders


The Company held its annual meeting of shareholders on June 12, 1997. There were 10,353,994 shares of common stock outstanding and entitled to vote at the annual meeting, and a total of 6,906,907 were represented at the meeting. Matters voted on were the following:

1.  Proposal to elect five directors, each for a one year term:


                                  For           Withhold Authority

     W. Hudson Connery, Jr.    6,505,022             401,885
     Kevin R. Green            6,195,255             711,652
     John M. Nehra             6,104,724             802,183
     Kent J. Thiry             6,243,371             663,536
     Edward F. Sweeney         6,242,056             664,851

2. Proposal to amend the 1993 Stock Option Plan to increase the number of shares of common stock reserved for issuance upon exercize of options from 2,126,666 shares to 2,626,666 shares.


      For            Against     Abstain     Broker Non-Vote
   5,314,032        1,568,498    24,377             0

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

     The following exhibits are included herein:

     10.1 Termination Agreement Regarding Distribution of Software Programs By And Between SCIMED Life Systems, Inc, Boston Scientific Corporation and Summit Medical Systems, Inc., dated June 25, 1997
     10.2 Agreement dated August 14, 1997 By and Between Summit Medical Systems, Inc., Charles L. McIntosh and Gail J. Greenberg.
     11.1  Computation of Earnings per Share
     27    Financial Data Schedule
     (b)   Reports on From 8-K
           Form 8-K, filed June 9, 1997 (File No. 0-26390), reporting the Company's decision to discontinue using Ernst & Young LLP as the Company's independent accountants. Form 8-K, filed June 11, 1997 (File No. 0-26390) reporting the Company's engagement of Arthur Anderson LLP as the Company's independent public accountants.


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly



                            Summit Medical Systems, Inc.
                            ----------------------------


Date August 14, 1997        /s/ Richard J. Willemin
--------------------        ------------------------------------
                            Richard J. Willemin
                            Interim Chief  Executive Officer
                            and Chief Financial Officer