Form 10-Q
period 1997-09-30
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1997-11-14
CIK 946994

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

                                      or

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

The number of shares outstanding of the Registrant's Common Stock on September 30, 1997 was

                       10,114,921 shares $.01 Par Value

INDEX


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated statements of financial position--September, 30 1997 and December 31, 1996

         Consolidated statements of operations -- Three months ended September
                                                  30, 1997 and 1996
                                                  Nine months ended September
                                                  30, 1997 and 1996


         Consolidated statements of cash flows -- Nine months ended September
                                                  30, 1997 and 1996

         Notes to consolidated financial statements -- September 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Part II. Other Information
Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits
         10.1 Agreement dated as of July 31, 1997 By and Between Summit Medical
              Systems, Inc., Duke University, DR Ware LLC, Donald F. Fortin,
              M.D., Robert M. Califf, M.D. and Harry Phillips, M.D.
         11.1 Computation of Earnings per Share
         27   Financial Data Schedule
         (b)  Reports on Form 8-K

Signatures

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Summit Medical Systems, Inc. (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, failure of the Company's client/server database products or on-line registries to achieve market acceptance, significant delays in developing and implementing system interfaces related to the Company's client/server database products, discovery of technical difficulties or defects in the client/server products and on-line registries, and failure of the Company's initiatives to increase Vista product sales, expand its data management services and reduce its expense base. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to the Company's Annual Report on Form 10-K, as amended pursuant to amendments filed on April 4, 1997 and April 30, 1997, respectively. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                September 30,   December 31,
                                                                     1997            1996
                                                                  (unaudited)
                                                               ----------------------------
        ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                 $ 5,397,897   $ 9,386,069
        Short-term investments                                     25,986,493    35,243,624
        Accounts receivable (net of allowance of $1,162,000 at      3,227,954     3,776,351
           September 30, 1997; $650,000 at December 31, 1996)
        Other current assets                                        1,409,251       678,627
                                                               ----------------------------
                Total current assets                               36,021,595    49,084,671

        Equipment and fixtures, net                                 1,630,075     3,203,931
        Computer software costs, net                                        -     1,198,573
                                                               ----------------------------
                Total assets                                      $37,651,670   $53,487,175
                                                               ============================

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
        Accounts payable and accrued expenses                      $2,886,622    $3,617,718
        Accrued compensation                                        1,268,916     1,236,118
        Accrued royalties                                             113,835       375,332
        Deferred revenue & payables                                 3,164,174     1,867,006
        Income taxes payable                                           26,248         7,648
        Notes payable and convertible debentures                            -       100,000
        Line of credit                                                      -       150,000
        Current portion of long-term debt                               9,542        23,628
                                                               ----------------------------
                Total current liabilities                           7,469,337     7,377,450

LONG-TERM DEBT                                                         23,553        26,525

SHAREHOLDERS' EQUITY
        Common stock, $.01 par value:
          Authorized shares - 38,933,333
          Issued and outstanding shares - 10,114,921
          at September 30, 1997;  10,343,830  at
          December 31, 1996                                           101,149       103,438
        Additional paid-in capital                                 69,149,190    69,700,376
        Accumulated deficit                                       (39,091,559)  (23,720,614)
                                                               ----------------------------
                Total shareholders' equity                         30,158,780    46,083,200
                                                               ----------------------------
                Total liabilities and shareholders' equity        $37,651,670   $53,487,175
                                                               ============================

The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                             SEPTEMBER 30,                          SEPTEMBER 30,
                                                    --------------------------------------------------------------------
                                                          1997         1996                      1997           1996
                                                      (unaudited)   (restated)                (unaudited)    (restated)
                                                    --------------------------------------------------------------------
Revenue
  Software license                                    $   537,038   $1,507,511                $ 1,831,650   $ 5,515,445
  Support and service                                     947,892      989,117                  2,806,427     3,965,497
  Research & consulting services                        2,025,022    1,530,734                  6,008,081     4,578,074
                                                    ---------------------------            ----------------------------
         Total revenue                                  3,509,952    4,027,362                 10,646,158    14,059,016

Cost of Sales
  Software license                                      1,208,695      186,375                  2,065,010       715,342
  Support and service                                   1,133,793      587,677                  3,045,555     1,806,722
  Research & consulting services                          987,154    1,137,724                  3,807,406     2,932,775
                                                    ---------------------------             ----------------------------
         Total cost of sales                            3,329,642    1,911,776                  8,917,971     5,454,839

         Gross profit                                     180,310    2,115,586                  1,728,187     8,604,177

Operating expenses
  Selling and marketing                                 1,393,689    1,944,595                  4,997,199     6,070,668
  Research and development                                955,614      950,684                  2,772,676     1,969,639
  General and administrative                            3,884,758    1,561,955                 11,908,380     3,959,044
                                                    ---------------------------             ----------------------------

         Total operating expenses                       6,234,061    4,457,234                 19,678,255    11,999,351
                                                    ----------------------------            ----------------------------

Loss from operations                                   (6,053,751)  (2,341,648)               (17,950,068)   (3,395,174)

Gain on Sale of Subsidiaries                            1,072,699            -                  1,072,699             -
Interest income, net                                      430,936      628,586                  1,524,847     1,225,802
                                                    ---------------------------             ----------------------------
Loss before income taxes                               (4,550,116)  (1,713,062)               (15,352,522)   (2,169,372)

Income tax expense                                         13,715          500                     18,423        17,804
                                                    ---------------------------             ----------------------------
Net loss                                              ($4,563,831) ($1,713,562)              ($15,370,945)  ($2,187,176)
                                                    ===========================             ============================
Net loss per share:
Primary & fully diluted                                    ($0.44)      ($0.17)                    ($1.49)       ($0.24)
                                                    ===========================             ============================
Weighted average shares outstanding:
Primary & fully diluted                                10,343,790   10,226,856                 10,350,129     9,088,043
                                                    ---------------------------             ----------------------------

The accompanying notes are an integral part of these financial statements.


SUMMIT MEDICAL SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)
                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER  30,
                                                                           --------------------------------------
                                                                                     1997          1996
                                                                                 (unaudited)    (restated)
                                                                           --------------------------------------
Operating activities:
  Net loss                                                                      $  (15,370,945) $ (2,187,176)
  Adjustments to reconcile net loss to net cash                                                            -
     provided by (used in) operating activities:                                                           -
     Depreciation                                                                    1,667,443       548,632
     Amortization                                                                    1,200,653        68,769
     Loss on disposal of equipment                                                     465,405        60,343
     Gain on sale of subsidiaries                                                   (1,072,699)            -
     Changes in operating assets and liabilities:
     Accounts receivable (net of allowance of $1,161,993 and $110,331                  239,829     1,180,869
        in 1997 and 1996, respectively)
     Advances to officers                                                                    -        47,500
     Other current assets                                                             (401,959)     (412,366)
     Accounts payable and accrued expenses                                              10,054      (230,581)
     Accrued compensation                                                              139,746       661,821
     Accrued royalties                                                                (261,497)      (27,382)
     Income tax payable                                                                 18,600             -
     Deferred revenue                                                                1,412,168      (232,111)
                                                                           --------------------------------------
        Net cash used in operating activities                                      (11,953,202)     (521,682)

Investing activities:                                                                                      -
  Purchase of short-term investments                                               (19,308,976)  (52,891,425)
  Sales and maturities of short-term investments                                    28,566,107    37,891,271
  Purchases of equipment and fixtures                                                 (743,755)   (1,455,673)
  Net proceeds on sale of subsidiaries                                                 436,540             -
  Cash distributed in sale of subsidiaries                                            (280,298)            -
  Capitalized software cost                                                             (2,080)      (33,297)
                                                                           -------------------------------------
        Net cash provided by (used in) investing activities                          8,667,538   (16,489,124)

Financing activities:
  Proceeds from long-term debt                                                               -        51,431
  Principal payments on long-term debt                                                (17,058)      (47,996)
  Principal payments on notes payable and convertible debentures                      (100,000)      (15,000)
  Net proceeds from line of credit                                                    (150,000)      (20,000)
  Payments on note payable - officer                                                         -       (17,991)
  Distributions to shareholders                                                              -      (262,784)
  Net proceeds from common stock transactions                                           53,135    29,450,282
  Repurchase of common stock                                                          (563,750)            -
  Net proceeds from exercise of common stock options                                    75,165       122,756
                                                                           -------------------------------------
        Net cash provided by (used in) financing activities                           (702,508)   29,260,698

Increase (decrease) in cash and cash equivalents                                    (3,988,172)   12,249,892
Cash and cash equivalents at beginning of period                                     9,386,069     2,202,004
                                                                           -------------------------------------
Cash and cash equivalents at end of period                                         $ 5,397,897   $14,451,896
                                                                           =====================================

Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                           $     5,352   $    10,015

Supplemental disclosures of noncash financing activities:
  Common stock received in sale of BSM subsidiary                                  $   318,024             -
  Common stock issued in McIntosh settlement                                       $   199,999             -

The accompanying notes are an integral part of these financial statements.

Summit Medical Systems, Inc.

Notes to Consolidated Financial Statements
September 30, 1997
(Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1996 included in the Annual Report of the Company.

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

Note D - Significant Transactions

During the third quarter of 1997, the Company sold two wholly owned subsidiaries originally acquired in 1995, the BSM Consulting Group ("BSM") and Medical Information Systems Company, Inc. ("MIS"), in separate transactions. Proceeds on the sale of these two subsidiaries, less related fees and commissions, totaled $1.6 million, including cash in the amount of $575,000 received October 1997 and the return of 137,000 shares of Company common stock by the principal of BSM. The Company recorded a one-time gain of $1.1 million in third quarter 1997 related to these transactions.

In August 1997, the Board of Directors authorized a stock repurchase program under which up to 1.0 million shares of Common Stock may be repurchased.

The Company incurred certain special charges and reserves amounting to approximately $3.5 million during the three months ended September 30, 1997. These charges and reserves included:

    (i) A $1.0 million charge to write off the unamortized balance on capitalized software primarily related to Crescendo! Forte originally recorded in connection with the acquisition of 100% of the equity interest in Cordillera L.L.C. ("Cordillera") joint venture in December 1996. The Company has ceased marketing Crescendo! Forte.

    (ii) Severance and outplacement services of $450,000 related primarily to a downsizing in September 1997.

    (iii) Depreciation expense of $1,000,000 to reduce surplus personal computers and office furniture to net realizable value following significant reductions in the Company's workforce in 1997.

    (iv) An expected cost of $325,000 to renegotiate the lease on the Company's headquarters facility with the intention of reducing the lease obligation by approximately 20,000 square feet, or 40% of total space. Costs related to this reduction in space include writing off unamortized leasehold improvements, related broker commissions and penalties and an estimate of accrued lease expense on the excess space over the period pending final settlement.

    (v) A $600,000 increase in allowance for bad debts primarily to cover uncollected accounts dating back to 1996 on annual support and maintenance agreements.

    (vi) Payment of approximately $120,000 to the Society of Thoracic Surgeons (STS) covering an underpayment of prior year royalties stipulated under the STS National Database Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

     Summit Medical Systems, Inc. (the "Company") is a leading provider of outcomes management systems and regulatory consulting services to the healthcare industry. Database technology and research and consultive services offered by the Company give healthcare providers and manufacturers information tools to capture, manage and report clinical, economic and patient-reported outcomes. Regulatory consulting services assist medical device manufacturers in meeting stringent regulatory requirements for approval on new products.


      The Company currently offers database products primarily on two technology platforms, Crescendo! and Vista. The Crescendo! platform is designed for use in hospital cardiac and cardiovascular surgery centers. In the second half of 1996, the Company introduced Crescendo! Forte, a client/server, relational database product for use in high volume cardiac and cardiovascular surgery centers. In 1997, the Company ceased marketing Crescendo! Forte after concluding that the market for this product was limited and that supporting and servicing the product was prohibitively expensive for the Company. In the third quarter of 1997, the Company began beta testing the first release of a Crescendo! product for medium and low volume centers ("Crescendo! 1.0"), which provides core functionality, simplified installation and reduced pricing compared to Crescendo! Forte. The Vista platform is a Windows based, flat file application, covering a product line of over 40 database software modules that is primarily used in four medical specialties: cardiac and thoracic surgery, cardiology, ophthalmology, and orthopedics. The Company also provides a range of regulatory and research consulting services through its C.L. McIntosh & Associates ("CLMA") subsidiary. In late 1996, the Company introduced registry services designed to evaluate the efficacy of specific medical devices or drug therapies utilizing on-line data collection through the World Wide Web.

     During the third quarter of 1997, the Company sold two wholly-owned subsidiaries originally acquired in 1995, the BSM Consulting Group (BSM) and Medical Information Systems Company, Inc. (MIS), in separate transactions. BSM was sold back to its original owner, Bruce Maller. The Company sold these subsidiaries as part of its strategy to focus on information systems and services in the cardiovascular arena and research and data management services provided through it's C.L.McIntosh & Associates subsidiary (CLMA). BSM provides strategic, financial and systems planning services to healthcare providers and vendors in various areas, such as opthalmology, which fall outside this focus. MIS develops and markets WELLCAST R.O.I., an information system that enables healthcare purchasers to develop cost-effective preventive care and occupational health, medical and pharmacological intervention strategies. Proceeds on the sale of these two subsidiaries, less related fees and commissions, totaled $1.6 million including return of 137,000 shares of Company common stock by the principal of BSM. The Company recorded a one-time gain of $1.1 million in third quarter 1997 related to these transactions.

     Combined quarterly financial results for the BSM and MIS subsidiaries for 1995, 1996 and nine months ending September 30, 1997 are summarized below:

Amounts in Thousands                          1995                            1996                       1997
                               -------------------------------- ------------------------------- ------------------------
                                 Qtr 1   Qtr 2   Qtr 3   Qtr 4   Qtr 1   Qtr 2   Qtr 3   Qtr 4   Qtr 1   Qtr 2   Qtr 3
Revenue
 Software License                 $ 19   $  32    $109    $ 30    $ 56    $ 25    $ 54   $ (21)  $  99   $ (11)   $129
 Support and Service                51      30      49      42     113      97      34      14      14      17      54
 Research and Consulting Services  466     435     404     520     530     541     749     611     571     724     614
                                  ----   -----    ----    ----    ----    ----    ----   -----   -----   -----    ----
   Total Revenue                   536     497     562     592     699     663     837     604     684     730     797

Cost of Sales
 Software License                    4      15      24     (10)     31      31       2       0       9      13       7
 Support and Service                17      19      20      31      25      22      41      68      64      97      48
 Research and Consulting Services  349     299     280     311     277     526     616     612     465     606     254
                                  ----   -----    ----    ----    ----    ----    ----   -----   -----   -----    ----
 Total Cost of Sales               370     333     324     332     333     579     659     680     538     716     309

Operating Expenses
 Selling and Marketing              40      53      46      38      53      50      67     102      46       1       1
 Research and Development           40      29      44      68      61      57      72      94      83       7      11
 General and Administrative        162     261     220     246     257      18     128     171     249     200     271
                                  ----   -----    ----    ----    ----    ----    ----   -----   -----   -----    ----
 Total Operating Expense           242     343     310     352     371     125     267     367     378     208     283

Income (loss) from Operations      (76)   (179)    (72)    (92)     (5)    (41)    (89)   (443)   (232)   (194)    205

Interest Income, Net               -0-      (1)    -0-      (7)     (1)      2       3       2       1       2       2
                                  ----   -----    ----    ----    ----    ----    ----   -----   -----   -----    ----
Income (loss) Before Taxes         (76)   (180)    (72)    (99)     (6)    (39)    (86)   (441)   (231)   (192)    207

Income Tax Expense                 -0-     -0-     -0-     -0-      16      (1)    -0-       1     -0-     -0-       1
                                  ----   -----    ----    ----    ----    ----    ----   -----   -----   -----    ----
Net Income (Loss)                 $(76)  $(180)   $(72)   $(99)   $(22)   $(38)   $(86)  $(442)  $(231)  $(192)   $206

          THIRD QUARTER 1997 RESULTS. The Company incurred an operating loss of $6.1 million during the three months ended September 30, 1997, which included special charges and reserves amounting to approximately $3.5 million. These charges and reserves included:

     (i) A $1.0 million charge to write off the unamortized balance on capitalized software primarily related to Crescendo! Forte originally recorded in connection with the acquisition of 100% of the equity interest in Cordillera L.L.C. ("Cordillera") joint venture in December 1996. As discussed above, the Company has ceased marketing Crescendo! Forte.

     (ii) Severance and outplacement services of $450,000 related primarily to a downsizing in September 1997.

     (iii) Depreciation expense of $1,000,000 to reduce surplus personal computers and office furniture to net realizable value following significant reductions in the Company's workforce in 1997.

     (iv) An expected cost of $325,000 to renegotiate the lease on the Company's headquarters facility with the intention of reducing the lease obligation by approximately 20,000 square feet, or 40% of total space. Reductions in the work force have created excess space since the lease was negotiated in late 1996. Through this renegotiation process, the Company seeks to save $2.6 million in lease payment over the next eight years. Costs related to this reduction in space include writing off unamortized leasehold improvements, related broker commissions and penalties and an estimate of accrued lease expense on the excess space over the period pending final settlement.

     (v) A $600,000 increase in allowance for bad debts primarily to cover uncollected accounts dating back to 1996 on annual support and maintenance agreements.

     (vi) Payment of approximately $120,000 to the Society of Thoracic Surgeons (STS) covering an underpayment of prior year royalties stipulated under the STS National Database Agreement.


          Revenues in the third quarter 1997 continued to be adversely impacted by the transition from the Vista product line to the Crescendo! product line. Software license revenue for the third quarter of 1997 was lower than the comparable period of 1996, reflecting the Company's termination of direct marketing of its Windows-based Vista product line in early 1997, and the lack of revenue from contracts for Crescendo! products.

          In third quarter 1997, the Company resumed marketing its Vista product line on a limited basis with a sales campaign aimed at cross-selling additional Vista modules to existing Vista customers. Beginning in fourth quarter 1997, the Company plans on targeting users of its DOS product in an effort to upgrade them to Vista. This campaign is expected to continue into the first half of 1998, and is not expected to generate additional revenues until first quarter 1998. The Company currently plans to discontinue support of its DOS product at the end of 1998. Also in the fourth quarter, the Company expects to introduce two predefined consulting services to its Vista customers, with a price point in the $5,000 range. The initiatives outlined above represent forward-looking statements of intentions that are not yet fully developed and have not been tested in the market. Accordingly, there can be no assurance that these initiatives will result in increased revenues.

          The Company has been selling Crescendo! 1.0 since early 1997 in order to provide reference sites and validation of the technology. Installation and training on the first three beta sites for Crescendo! 1.0 commenced in July 1997, and installation of six additional sites is underway at this time. The Company has closed nineteen contracts for Crescendo! 1.0 to date, for a total contract value of approximately $2.0 million which includes support and maintenance revenues that will be recognized over the next three years. A full-scale marketing and promotional effort for Crescendo! 1.0 did not commence until mid-November.

          No revenues will be recorded on Crescendo! 1.0 contracts until all significant contractual obligations have been met, including installation of related system interfaces and customization of the data set. No installations have been completed to date, and it is uncertain whether any will be completed in the fourth quarter 1997. In general, the Company anticipates that revenues from Crescendo! 1.0 will be affected by a longer sales and implementation cycle associated with more complex, higher priced client/server products, uncertainty as to the market demand for such products and lack of referenceable accounts.

          The Company has not recorded any revenue on its four Crescendo! Forte installations due to outstanding obligations to develop additional modules and interfaces. In light of the Company's decision to cease marketing the Crescendo! Forte product, the Company is seeking to renegotiate its agreement with each of the four installed Crescendo! Forte customers to reduce the scope of its deliverables. These deliverables are expected to be replaced by a combination of available products including Crescendo! 1.0, Vista and limited versions of Crescendo! Forte. It is not known at this time what the value of these revised agreements will be, or when any related revenues will be recorded. In accordance with Company policy, no revenue will be recorded on these contracts until all obligations are substantially fulfilled.

          With respect to other initiatives to improve overall profitability, the Company's CLMA subsidiary plans on expanding into data management services for medical device manufacturers, and has begun to respond to related request for proposals (RFP's). It is too early to determine if this initiative will be successful.

          The Company has also taken additional measures to reduce its expense base, including a September 1997 downsizing which eliminated 25 positions, or 15% of the workforce.


          YEAR TO DATE RESULTS. The $18.0 million loss from operations for the nine months ended September 30, 1997 included special charges for payments and reserves amounting to approximately $8.7 million. This amount included $3.5 million recorded in the third quarter, as summarized above, and $5.2 million recorded in the first half of 1997 covering primarily:

     (i) A charge of $2.8 million covering agreements reached with the parties, including members of management, who received Company stock, options or warrants in connection with the Company's December 1996 acquisitions of CLMA and 100% of the equity interest in the Cordillera joint venture. The agreements involve cash payments to these parties and repricing of warrants issued in connection with the Cordillera acquisition. In return, the Company has received, or will receive, a general release from these parties against certain possible claims arising since the acquisitions, primarily related to the Company's restatement of revenues. The Board of Directors authorized the agreements based on the importance and unique position of CLMA and the Crescendo! technology developed by Cordillera to the Company's future operations. In order to preserve the value to the Company of the CLMA and Cordillera operations and their assets, the Board determined that it was in the best interest of the Company and its shareholders to resolve these issues promptly. The agreement with the CLMA parties was concluded, and related payments made in June 1997. The Company has reached an agreement with the Cordillera parties.

     (ii) Accounting fees incurred in connection with the Company's restatement of revenues.

     (iii) Reserves for legal fees expected to be incurred in connection with various shareholder lawsuits and investigations by the Securities and Exchange Commission ("SEC").

     (iv) The cost of renegotiating various development contracts involving certain medical specialties. In April 1997, the Company decided to significantly reduce its involvement in a number of medical specialty markets that were not central to its near term strategy, and to focus more directly on the cardiology and cardiovascular medical specialty markets. The Company determined that the near term revenue potential associated with these medical specialties, including vascular, electrophysiology (EP), urology and critical care, did not warrant the related development and marketing expenses. The Company has revised or terminated commitments made in 1995 and 1996 under development and support agreements with various subsidiaries of Boston Scientific Corporation related to these specialty markets, and has partially refunded amounts received under these agreements, including amounts received for contract development work performed in prior years. In June, 1997, The Company executed an agreement with Boston Scientific

               Corporation to market the Company's Crescendo! product line on a non-exclusive basis.

     (v) Severance costs, including those associated with a downsizing that occurred in March 1997 and the departure of the Company's former Chief Executive Officer.

     (vi) A reserve for an obligation included in the Company's headquarters lease requiring the Company to make a $350,000 penalty payment if it fails to exercise an option to lease additional space at such facility by mid 1998, a currently unoccupied portion of the building. The Company will not require this additional space, and will settle this obligation in connection with the current lease renegotiations.


          Revenues in the first three quarters of 1997 suffered due to the transition from the Vista to Crescendo! product line as discussed in "Third Quarter 1997 Results" above.

          Expenses in the first three quarters of 1997 increased, in part, because of the additional cost of developing, marketing, implementing and supporting the more complex Crescendo! 1.0 and Crescendo! Forte products. In various cost reduction initiatives taken throughout the year, the Company has reduce its headcount from 208 full-time employees at December 31, 1996 to 140 at September 30, 1997. Following the sale of BSM, the number of full-time employees was approximately 115.

RESULT OF OPERATIONS
--------------------

          TOTAL REVENUE. The Company's revenue for the third quarter of 1997 was derived primarily from software license fees, annual support and maintenance services related to its Vista products and consulting services provided by its BSM and CLMA subsidiaries. Revenues totaled $3.5 million for the third quarter of 1997, a decrease of $517,000, or 13%, as compared with third quarter of 1996, reflecting (i) termination of direct marketing efforts for Vista products and
(ii) lack of revenues arising from sales of Crescendo! 1.0, which was not officially launched until November 1997. Revenue of $10.6 million for the first nine months ending September 30, 1997 represented a 24% decrease over the same period in 1996 that was also largely due to these factors. Software license revenue was $1.8 million in the first nine months of 1997, $3.7 million or 67% below the first nine months of 1996 as a result of the various factors discussed above.

          SOFTWARE LICENSE REVENUE. The Company's software license revenue primarily consists of sales of database software licenses, software upgrades and networking fees. Sales of software licenses were $537,000 for the third quarter of 1997, consisting primarily of sales of additional Vista modules to existing
Vista customers and sale of the Wellcast R.O.I. product.   This represents a
decline of $1.0 million, or 64%, from the third quarter of 1996 as a result of the various factors discussed previously. Software license revenue was $1.8 million in the first nine months of 1997, $3.7 million or 67% below the first three quarters of 1996 as a result of these same factors.

          Software license revenue from sales to marketing partners comprised 30% of total software revenue in the first three quarters of 1997, largely related to sales made through Boston Scientific Corporation in the first quarter.

          SUPPORT AND SERVICE REVENUE.   Support and service revenue primarily
includes fees from annual support and service agreements, training, consulting, module development and hardware. Support and service revenue was $948,000 for the third quarter of 1997, down slightly from third quarter 1996. Support and service revenue for the nine months ended September 30, 1997 was $2.8 million, a 29% decrease over the same period in 1996 which was attributable to fewer new customers and attrition among existing customers.

          RESEARCH AND CONSULTING SERVICES REVENUE. Research and consulting services revenue consists of (i) fees received by BSM for providing strategic development, financial analysis and systems planning services to health care providers and vendors, (ii) fees received by CLMA for regulatory affairs and data management services provided primarily to manufacturers of new medical device and biologic products in order to secure Food and Drug Administration ("FDA") approval and (iii) revenues from pharmaceutical companies and device manufacturers for registry programs involving collection of outcomes data related to specific in-market drugs or medical devices. Research and consulting services revenue was $2.0 million for the third quarter of 1997, an increase of $495,000, or 32% over the third quarter of 1996. This increase was primary due to revenue generated from completing the software development phase of a pilot registry program with Eli Lilly Company ("Eli Lilly"), as described below, and a newly established biologics division of CLMA. Consulting revenues for the first nine months of 1997 were $6.0 million, a 31% increase over the first nine months of 1996 due primarily to CLMA'S newly established biologics division.

          In February 1997, the Company entered into an agreement with Eli Lilly to participate in a pilot program for a registry to collect, analyze and report on the use of a platelet aggregation inhibitor during coronary interventions. This agreement has a contract value of $400,000, and involves installation of an on-line data capture system at ten pilot catheterization labs, utilizing Crescendo! technology. During August 1997, the Company successfully completed development of an internet version of this on-line system, which utilizes a World Wide Web-based front-end installed at the lab site. The Company recorded revenues of $250,000 in third quarter 1997 upon completion of the development phase of this on-line system, in accordance with the contract. Three labs have signed participation agreements as pilot sites to date, which is less than originally planned. It has been more difficult than originally expected to find sites willing to participate in the registry program, and the Company is reviewing its approach towards motivating sites to participate in the program. It is now expected that all ten sites will be selected and installed during fourth quarter 1997 and first quarter 1998. The Company will record the remaining revenue under this contract over a six month period following the installation of the pilot sites.

          Effective September 30, 1997, the Company sold its BSM subsidiary as discussed in the "Overview" section above.

          TOTAL COST OF SALES. Cost of sales as a percentage of total revenue was 95% in third quarter 1997, compared to 47% in third quarter 1996, reflecting a $1.0 million charge to write off the unamortized balance on capitalized Crescendo! Forte Software, as discussed in "Overview", severance payments, the impact of fixed personnel costs on a lower revenue base and the addition of support and implementation personnel to support the Crescendo! product line. A portion of this increase reflected personnel costs in the implementation area that were classified as operating expense in third quarter 1996 rather than cost of sales. For the first nine months of 1997, cost of sales was 84% of revenues as compared to 39% in the same period of 1996 for these same reasons.

          COST OF SOFTWARE LICENSE REVENUE. Cost of software license revenue consists of expenses directly related to sales of software licenses, including royalties, freight, user guides, diskettes, amortization of capitalized software and an allocation of costs incurred by the client relations department for various software related activities. The following table sets forth, for the periods indicated, the relationship of cost of software license revenue to software license revenue:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                           (IN THOUSANDS)      (IN THOUSANDS)
                                        -------------------  ------------------
                                             1997     1996     1997     1996
Software license revenue                   $  537   $1,508   $1,832   $5,515
Cost of software license revenue            1,209      186    2,065      715
Cost of software license revenue as
  a percentage of software license revenue    225%      12%     113%      13%

          The increase in cost of software license revenue as a percent of software license revenue during third quarter and first nine months of 1997 primarily reflects the $1.0 million third quarter charge to write off the unamortized balance on capitalized Crescendo! Forte software and a reduction in software license revenue in those periods as compared to the same periods in 1996.

          COST OF SUPPORT AND SERVICE REVENUE. Cost of support and service revenue consists of expenses directly related to sales of support and service, including royalties, customer service personnel costs, and expenses for training and clinical data services. The following table sets forth, for the periods indicated, the relationship of cost of support and services revenue to support and service revenue:

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,      SEPTEMBER 30,
                                            (IN THOUSANDS)     (IN THOUSANDS)
                                          ------------------  -----------------
                                            1997      1996      1997     1996
Support and service revenue                 $  948    $ 989     $2,806   $3,965
Cost of support and service revenue          1,134      588      3,045    1,807
Cost of support and service revenue
   as a percentage of support and
   service revenue                             120%      59%       109%      46%

          The increase in cost of support and service revenue as a percent of support and service revenue during third quarter reflects increased staffing in the implementation and technical services departments and a $120,000 payment to the STS to correct an underpayment of prior years royalties as discussed in "Overview." The increase in cost of support and service revenue as a percent of support and service revenue during the first nine months of 1997 also reflects a reduction in support and service revenue in that quarter as compared to the same periods in 1996. Support and service costs in 1997 also included personnel costs for eight employees in the implementation and technical services areas that were classified as operating expense in nine months of 1996 rather than cost of sales.


          COST OF RESEARCH AND CONSULTING SERVICES REVENUE. Cost of research and consulting services revenue consists of personnel costs and related expenses associated with thE BSM, CLMA and the Company's registry product line. The following table sets forth, for the periods indicated, the relationship of the cost of research and consulting services revenue to research and consulting services revenue:

                                                  THREE MONTHS ENDED  NINE MONTHS ENDED
                                                     SEPTEMBER 30,      SEPTEMBER 30,
                                                    (IN THOUSANDS)     (IN THOUSANDS)
                                                  ------------------  -----------------
                                                    1997      1996      1997     1996
Research and consulting services revenue            $2,025    $1,531    $6,008   $4,578
Cost of research and consulting services revenue       987     1,138     3,807    2,933
Cost of research and consulting services revenue
  as a percentage of research and consulting
  services revenue                                      49%       74%       63%      64%

          Cost of research and consulting services revenue decreased to 49% of related revenue in third quarter 1997 from 74% in third quarter 1996, due to higher revenue, including recognition of a portion of the Eli Lilly registry contract, and reduction of expenses at BSM following layoffs.

          SELLING AND MARKETING EXPENSES. Selling and marketing expenses were $1.4 million during the third quarter of 1997, a decrease of $552,000, or 28%, compared to the same quarter of 1996 due primarily to personnel costs in the implementation area that were classified as marketing expense in third quarter 1996 and cost of sales in 1997. This reclassification also accounts for a 18% decline in selling and marketing expenses during the first nine months of 1997 as compared to the same period in 1996.

          RESEARCH AND DEVELOPMENT EXPENSES. Research and development expense was $955,000 in the third quarter of 1997, essentially the same as the third quarter 1996 expense. Research and development expense for the first nine months of 1997 amounted to $2.8 million as compared to $2.0 million for the comparable period in 1996 as the Company increased its development staff and its use of outside consultants to develop its Crescendo! product line. The dual development of the Crescendo! products and Vista Elite also resulted in greater research and development expense during the early part of 1997. As discussed previously, efforts to develop Vista Elite were discontinued in first quarter 1997.

          GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expense was $3.9 million for third quarter 1997, an increase of $2.3 million over third quarter 1996. the increase is due primarily to charges amounting to approximately $2.2 million to cover costs discussed under "Overview", including write down of surplus office furniture and equipment, renegotiation of the headquarters lease, severance and reserves for bad debt. General and administrative expense was $11.9 million for the nine months ended September 30, 1997 as compared to $4.0 million for the first nine months of 1996. The $7.9 million increase related to special reserves and charges detailed in "Overview - Year To Date Results". Of $8.7 million in total reserves and charges detailed therein, approximately $7.4 million was recorded in general and administrative expense.

          GAIN ON SALE OF SUBSIDIARIES. During third quarter 1997, the Company recorded gains totaling $1.1 million on the sale of its BSM and MIS subsidiaries as discussed in the "Overview" section above. Proceeds from the sale of these subsidiaries, less related fees and commissions, totaled $1.6 million including return of 137,000 shares of Company common stock by the principal of BSM.

          INTEREST INCOME. Interest income, net, decreased to $431,000 in third quarter 1997 from $629,000 in third quarter 1996 as operating losses in 1997 have depleted cash available for investment. Interest income, net, for the three quarters of 1997 amounted to $1.5 million as compared to $1.2 million in the same period of 1996 as proceeds from the Company's July 1996 secondary stock offering were invested in short term securities.

          INCOME TAX EXPENSE. To date, the Company has not incurred any substantial income tax liability because of its historical operating losses.
The deferred tax asset related to operating loss carry forwards generated in the first half of 1997 and 1996 were fully offset by an increase in the valuation allowance because of the Company's history of operating losses.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

          During the nine months ended September 30, 1997, the Company's cash and cash equivalents decreased by $4.0 million reflecting $12.0 million used in operating activities and $744,000 used for the purchase of computer and networking equipment, offset by net reduction in investments of $9.3 million and proceeds of $437,000 (net of commissions) on the sale of MIS. The sale of BSM involved cash proceeds of $575,000 which were not received until October 1997.

          Cash provided by investing activities was $8.7 million in the first nine months of 1997 which consisted primarily of the sale or maturity of short-term investments of $28.6 million partially offset by the purchase of short-term investments in the amount of $19.3 million. Cash used in financing activities of $703,000 primarily represented repurchase of shares of the Company's common stock and repayment of long term debt.

          As of September 30, 1997, the Company had net working capital of $28.5 million, compared to $41.7 million at December 31, 1996. The $13.2 million decrease in working capital resulted primarily from operating losses, excluding depreciation and amortization, of $15.4 million during the first nine months of 1997.

          The Company believes that the continued expenditure of funds will be necessary to support its future operations, and that cash and short-term investments of $31.4 million on hand at September 30, 1997 will be sufficient to fund its operations, capital requirements, potential settlement payments as discussed above and expansion needs for the foreseeable future.

          As of November 3, 1997, cash and short term investments totaled $30.9 million.

     In August 1997, the Board of Directors authorized a stock repurchase program under which up to 1.0 million shares of the Company's common stock may be repurchased. The Company may purchase such common stock from time to time at prevailing prices in the open market, by purchases or in private transactions. Through November 3, the Company has repurchased 251,000 shares of common stock for approximately $564,000. In addition, in October 1997, 137,000 shares of common stock were returned to the Company as part of the proceeds received on the sale of BSM. Partially offsetting these reductions, 88,888 additional shares of common stock were issued in August as part of the settlement agreement with the principals of CLMA discussed above and 109,091 shares of stock were issued in October to the new CEO in return for a cash payment of $100,000 and a promissory note for $200,000. As of November 3, 1997, there were approximately
10.2 million shares of the Company's common stock issued and outstanding.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         None

Part II. Other Information

Item 1.  Legal Proceedings

     The Company is a defendant in In re Summit Medical Systems, Inc. Securities Litigation, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned Teachers' Retirement System of Louisiana v. Summit Medical Systems, Inc. et. al. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company has made a motion to dismiss certain claims and intends to defend against these actions vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

     The following exhibits are included herein:

     10.1 Agreement dated as of July 31, 1997 By and Between Summit Medical Systems, Inc., Duke University, DR Ware LLC, Donald F. Fortin, M.D., Robert M. Califf, M.D. and Harry Phillips, M.D.
     11.1  Computation of Earnings per Share
     27    Financial Data Schedule
     (b)   Reports on From 8-K
           None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly



                            Summit Medical Systems, Inc.
                            ----------------------------


Date: November 14, 1997     /s/ Richard J. Willemin
-----------------------     ------------------------------------
                            Richard J. Willemin
                            Interim Chief  Executive Officer
                            and Chief Financial Officer