Form 10-K
period 1997-12-31
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1998-03-30
CIK 946994

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 0-26390

                         SUMMIT MEDICAL SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MINNESOTA                             41-1545493
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        10900 RED CIRCLE DRIVE                           55343
         MINNETONKA, MINNESOTA                       (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (612) 939-2200

                               ----------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The aggregate market value of the common stock held by non-affiliates of the registrant at March 1, 1998 was $13,800,653 based on the last sale price for the Common Stock as quoted on the Nasdaq National Market on that date.

  At March 1, 1997, 9,757,419 shares of the registrant's common stock were outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE: Pursuant to General Instruction G(3), the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference from the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Summit Medical Systems, Inc. (the "Company" or "Summit Medical") is a leading provider of clinical information systems (primarily database software) and regulatory consulting, clinical research and clinical trial management services to the healthcare industry. The Company sells its products and services in two segments of the healthcare industry, healthcare providers and medical product manufacturers. Healthcare provider clients include specialty physicians, hospitals, and physician and hospital networks. Medical product clients include pharmaceutical, biologics and medical device firms.

  Healthcare Provider Segment. The Company primarily markets its database software to cardiovascular healthcare providers, such as cardiac catheterization laboratories and cardiovascular surgery centers. On a limited basis, the Company also markets database software to healthcare providers in other medical specialties, including ophthalmology and orthopedics.

  Healthcare providers employ the Company's database software to record, analyze and report detailed data on clinical, economic and patient-reported outcomes of medical procedures, treatments and other interventions. Healthcare providers use the data captured by the Company's database software to profile physician performance, demonstrate the quality of care, identify cost-effective clinical practices and monitor costs. Healthcare providers also use the captured data for contracting with third party payors and managed care organizations, establishing quality assurance programs and reporting to regulatory and accreditation agencies. In addition, the database software collects data that healthcare providers can submit to various national and regional clinical databases that are maintained by medical societies, the Company and other healthcare organizations. As participants in these clinical databases, the Company's customers receive valuable benchmarks of practice patterns and clinical outcomes.

  To increase the value and productivity of the database software for its customers, the Company offers a range of support and consulting services, including implementation services, operational training programs, data analysis functions and consulting services.

  Medical Product Manufacturer Segment. C. L. McIntosh & Associates, Inc. ("CLMA"), a Summit Medical subsidiary, provides regulatory consulting, clinical research and clinical trial management services to pharmaceutical, biologics and medical device firms. CLMA assists medical product manufacturers to obtain and maintain FDA clearance for their medical products and to comply with all applicable FDA regulations. CLMA's services include medical device evaluation, product and manufacturing quality assurance, clinical study design and clinical trial management services.

  The Company also offers to medical product manufacturers registry services that monitor usage, efficacy and best practices related to a particular medical device or drug. In a registry, the Company engages healthcare providers to collect data regarding a device or drug, using the Company's database software. The Company aggregates the data collected by the healthcare provider participants in the registry and shares the data with the device or drug manufacturer and the registry participants. A medical device or pharmaceutical company sponsors a registry to obtain marketplace data on its particular device or drug for marketing or ongoing research purposes.

  The Company has announced its intentions to expand its capabilities in the medical product manufacturer segment, including opening an office in Nashville to focus on developing clinical trial management services and the Company's medical product registry initiative.

PRODUCTS--PROVIDER MARKET

 General.

  Summit Medical offers two platforms of database software. The Crescendo! software is a client/server, relational database application for use in cardiac catheterization laboratories and cardiovascular surgery centers. The Vista software is a suite of Windows-based, flat file applications. Vista software is primarily marketed for cardiovascular applications, but is also sold for ophthalmology and orthopedic applications. The Company's primary focus in database software is achieving market acceptance of the Crescendo! software and increasing the market penetration of this software among healthcare providers.

  Healthcare providers use the Company's database software to access information by utilizing decision support capabilities provided with the software application. The database software includes functions for generating patient listings, frequency tables, cross tabulations and statistical analyses from the healthcare provider's database. Data from a provider healthcare information system (HIS) or certain diagnostic equipment can be automatically accessed by the database software through system interfaces provided with the database software. To protect the confidentiality of patient data, the database software contains an extensive security system.

  The database software enables healthcare providers to communicate their clinical outcomes effectively and efficiently. Using the report generating functions of the database software, customers can report their analysis of outcomes data to patients, managed care organizations and regulatory and accreditation agencies, as well as internal peer review and quality assurance committees and organizations. Specifically, the database software includes a graphics package for charting and graphically displaying clinical outcomes, using bar charts, pie charts and three-dimensional charts. In addition, the document processing functions can streamline the production of referring physician letters, operative notes and discharge summaries.

  Crescendo! The Crescendo! software is a Windows-based, client/server application that facilitates point-of-care collection and retrieval of clinical information for cardiac catheterization and cardiovascular surgical procedures. Crescendo!'s relational database engine is Microsoft's SQL Server for Windows NT. The Crescendo! software is scaleable to function in a range of configurations depending on the customer's requirements. The Crescendo! software uses a point-of-care design, in which data entry follows the institution's workflow to allow concurrent data collection and analysis. The Crescendo! software employs a standard word processing program, Microsoft Word, to generate detailed, chart ready reports. In addition, the Crescendo! product utilizes Microsoft Excel to generate certain predefined reports, including outcomes reports, population reports, profiling reports and productivity reports, as well as ad-hoc queries to further assist in a healthcare provider's analysis of outcomes data. The Crescendo! software provides database and interface utilities that permit the customer to customize the local data set and data warehouse needs.

  The Company's current Crescendo! software, Crescendo! 1.0, was formally introduced to the marketplace in November 1997, and the initial installations of Crescendo! sites were completed in early 1998. The Company is in the process of submitting the current Crescendo! 1.0 software for certification by the American College of Cardiology (the "ACC") for use by participants in the ACC's national database. The Crescendo! software is marketed and sold by the Company's direct sales force.

  For a discussion of cautions and risk factors related to the Crescendo! software, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautions Regarding Forward-Looking Statements," and "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K.

  Vista. The Company's Vista software is a Windows-based, flat file application. The Vista software operates on Windows-compatible personal computers on a stand-alone basis or on a local area network (LAN). The Vista platform also includes an automatic document processor, user-defined customization and a security system. The edit feature of the Vista database software allows providers to customize their software to add data fields that they consider relevant or that payors or other organizations require them to collect. Vista consists of approximately 30 applications, the majority of which are marketed to cardiac catheterization laboratories and cardiovascular surgical centers. The Company also sells ophthalmology and orthopedic applications on a more limited basis.

  The Vista software also includes software applications that facilitate inventory control and patient satisfaction. The Company markets on a limited basis a Vista software product, Summit Apex, which combines bar coding and database technology to track inventory usage in cardiac catheterization laboratories and cardiac surgery centers. A Vista patient satisfaction application, Pinnacle, bundles two patient-derived outcomes measurement tools:
(i) a quality of life application, incorporating the SF-36 health status survey, and (ii) one of three patient satisfaction surveys measuring the patient's satisfaction with the medical care received from the healthcare provider.

  Although the Company continues to sell and support the Vista software, it is focusing the majority of its marketing and selling efforts on Crescendo! 1.0, which the Company believes offers healthcare providers greater efficiency and flexibility in meeting their growing demand for information processing and data analysis. In addition, the Company believes that its customers will eventually need to migrate from Vista to Crescendo! software in order to continue to participate in national databases. The ACC has continued the eligibility of the Vista cardiology software for use by participants in the ACC national database through the end of 1999. Thereafter, unless the Company decides to further modify the Vista software to meet the ACC certification requirements, ACC database participants will be required to use another ACC certified software product for submission of client data to the ACC National Cardiovascular Data Repository. The Vista software is primarily sold by the Company's telesales staff.

  For a discussion of cautions and risk factors related to the Vista software, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautions Regarding Forward-Looking Statements," and "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K.

  DOS. Prior to 1994, all of the Company's modules operated in a DOS environment, and a significant number of the company's installed customer base use DOS software. The Company plans to discontinue supporting its DOS product line at the end of 1998, and is currently engaged in a telesales marketing campaign to upgrade existing DOS users to the Vista or Crescendo! platforms.

  System Interfaces. The Company's cardiology software includes system interfaces with certain hemodynamic monitoring equipment and hospital information systems. The Company has developed interfaces for leading manufacturers of hemodynamic monitoring equipment used in diagnostic and interventional cardiac catheterization procedures and various vendors of hospital/healthcare information systems. The Company intends to develop interfaces for additional equipment on a case by case basis as requested by customers. These interfaces automatically import clinical and demographic data directly from these external systems to the Crescendo! and Vista software, thereby saving time, reducing redundant data entry and increasing data accuracy.

  The Company has sub-contracted the development of components of these interfaces to Link Medical Computing, Inc. ("Link"), a system development company. Under various agreements between the Company and Link, the Company has agreed to use Link's LINKTools integration software and related programming services to interface the Company's various software products with medical devices and computer systems of its customers. The contract requires the Company to use LINKTools for all interfaces for the Company's Vista software product, unless LINKTools is not reasonably adequate with respect to a particular installation. The Company may, at its option, use LINKTools with other Company products, such as Crescendo!. The Company pays a royalty on each copy of LINKTools activated, with activation occurring when an interface is actually operational at a customer's location. The contract has a term of three years and the parties are required to re-negotiate a new agreement six months prior to its scheduled termination. The Company is currently evaluating additional development efforts and third party solutions for enhancing the overall data transformation and interchange capabilities of its products.

  Product Development. The Company's software products are currently oriented toward data collection and analytic services for a single institution. The current software's data repository capabilities are focused on providing information for submission to various interested professional societies and quality control organizations (see section " National Databases and Healthcare Accreditation Organizations"). A consolidation among healthcare organizations over the past few years has created demand for more extensive analytic capabilities and healthcare networks that span multiple sites and institutions. In the future, the Company's product development activities will focus on creating a more expansive data warehouse, which would provide an "enterprise" view to enhance decision support capabilities. The Company is currently evaluating the best vehicle for providing enhanced data warehousing capabilities for interested healthcare networks. For a discussion of cautions and risk factors related to the new product development efforts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautions Regarding Forward-Looking Statements," and "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K.

  Year 2000 Issue. The Company is currently evaluating the potential affect on the Company of the situation commonly referred to as the "Year 2000 Issue," which involves the inability of certain software and systems to properly recognize and process date information relating to the year 2000. The Company has engaged outside consultants to assist in such evaluation. During 1998, the Company and such consultants will review its software products and internal information systems to determine the nature and extent of modifications required to make these products and systems capable of processing transactions in the year 2000. The Company licenses its internal information systems from third party vendors and may be required to upgrade or replace these systems in order to be year 2000 compliant. The Company is in the process of determining the costs involved in making any such modifications and upgrades, which will be expensed as incurred. Although the Company's review to date of the Year 2000 Issue has not indicated significant costs associated with any such modifications and upgrades, its review is on-going, and it is unable to state whether such costs are expected to be material. If any such modifications or upgrades are not completed in a timely manner, the Year 2000 Issues could have a material adverse effect on the business, financial condition and results of operations of the Company.

  Customer Services. The Company provides its software users with a range of support and services, including:

    Implementation Services. The Company provides comprehensive implementation services for all its software products. These services include site analysis and development of a client-specific implementation plan, which defines the client's goals and objectives for a clinical outcomes program using the Company's software; identification of key personnel and their program roles and responsibilities; development of operational processes and procedures; system configuration and installation; comprehensive application and decision support training; and on-site follow-up. Each client is assigned an account manager, who coordinates all aspects of the implementation process and continues to work with the client after the implementation is complete.

    Training. The Company offers training for those individuals who will operate the Company's database software. Phase one of the training assists the client's staff in mastering the basics of the system, including user-interface, data entry, utility functions, and security features. Phase two of the training program focuses on the decision support system, and covers the extensive reporting capabilities of the system. Instruction is provided at the Summit Training Institute at the Company's Minneapolis office or on-site at the customer's facility. The Company also offers advanced training for existing customers.

    Customer Support and Maintenance. The Company provides users with support and maintenance after installation of the software, including: access to a toll-free hot line to answer questions ranging from installing the software to creating customized reports; technical assistance on software and hardware; and format designs and migration of data from the healthcare provider's information systems into the Company's database. The Company charges an annual fee for customer support and maintenance.

    Consulting Services. The Company offers consulting services to increase the productivity and value of the database software to its clients. The Company has recently introduced two packages of consulting services. The "Program Development" service assists clients to improve the effectiveness and efficiency of their clinical outcomes program, including the data collection and data entry process. The "Data Exploration" service involves the Company's consultants conducting analyses and interpretation of data for use in the client's clinical and administrative initiatives. The Company's consultants offer assessment, education and consultative services tailored to a client's specific needs including clinical quality improvement, performance measurement, benchmarking, physician profiling, operational analyses and responding to requests for proposals for various contracting purposes.

  Providing consulting services to healthcare providers is a new initiative for the Company and, thus far, investment in developing and marketing such consulting services has been limited and related revenues have been modest. In 1998, the Company plans to increase staffing in this area to support a more aggressive product development and marketing program. For a discussion of cautions and risk factors related to the consulting services, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautions Regarding Forward-Looking Statements," and "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K.

PRODUCTS--MANUFACTURER MARKET

  Regulatory Consulting and Clinical Trial Management. CLMA, a Summit Medical subsidiary, provides regulatory consulting, clinical research and clinical trial management services to pharmaceutical, biologics and medical device firms. CLMA assists medical product manufacturers to obtain and maintain FDA clearance to market their products and to comply with all applicable FDA regulations.

  CLMA's professionals are primarily former senior managers from the Food and Drug Administration ("FDA") and medical industry. Since its founding in 1989, CLMA has served over 500 clients, primarily in the medical devices and biologics markets. CLMA was acquired by Summit Medical on December 31, 1996. There are five major divisions of CLMA as described below.

    Medical Device Evaluation Division. The Medical Device Evaluation division provides medical device manufacturers with strategic planning, preparation and review services related to FDA submissions, such as IDEs, 510(k)s, PMAs and INDs, for clearance to market new medical products. CLMA may prepare the entire regulatory submission or individual sections, or review the client's submission for potential FDA issues and completeness. Additionally, CLMA will represent and advise clients in meetings with FDA reviewers and advisory panels.

    Quality Systems and Compliance Division. The Quality Systems and Compliance division provides consultative services to clients with medical device and radiation-emitting electronic products regarding GMP (Good Manufacturing Practices) and QSR (Quality System Regulations), electronic product radiation safety performance standards, product certification processes, recalls, responses to FDA inspections, complaint handling systems and other record keeping and reporting requirements. In addition, CLMA consultants advise clients on United States and international quality systems requirements such as FDA, ISO 9000 and CE mark requirements. The division also provides customized quality and regulatory training programs for clients' employees who are involved in meeting FDA regulatory requirements, and often directly represents or supports the client in FDA proceedings.

    Statistical Division. The Statistical division works closely with the clinical, regulatory and compliance staffs to design studies, analyze results and assist with submission preparation. The Company's clients also use the services of this division on a stand-alone basis for assistance in study design, analysis and interpreting clinical studies.

    Biologics Division. The Biologics division provides regulatory and product development assistance to companies who manufacture blood products, diagnostics and therapeutics. The consultants work with clients to prepare and review regulatory submissions, including PLA/ELA and BLA submissions.

    Clinical Studies Division. The Clinical Studies division provides consultative services relative to medical device clinical studies, as well as an array of clinical study and trial management services. The consultants and clinical staff of the division design, conduct and monitor clinical investigations or selected elements of clinical research plans. The division offers protocol development, management of clinical investigations, clinical study monitoring, clinical study auditing and database management. Additionally, the division provides custom clinical trial databases prepared by the Company's database software personnel.

  Registries. In late 1996, the Company implemented a registry product to collect and report clinical information related to the use of a particular medical device or a specific therapeutic. A registry may be sponsored by one or more medical device manufacturers or pharmaceutical companies who pay for the development and ongoing maintenance of the registry. A registry is typically intended to focus on capturing a limited set of data elements necessary to review the clinical efficacy and economic implications of a device or drug and to identify the clinical practices associated with such device or drug. Factors tracked by a registry may include: patient demographics, patient risk profiles, healthcare provider demographics, complications and outcomes of interventions, costs and economic indicators and long-term patient follow-up.

  Data required in connection with a specific registry would typically be collected at the point of care in a hospital or other medical facility. In order to facilitate the collection and reporting of the data, the Company has developed an online data collection system which utilizes the worldwide web ("WWW") as an option for transmitting data from the point of care to the database repository. The system uses commercially available security measures to protect the information being transmitted including user authorization via login / password control, the use of Secure Sockets Layer (SSL) encoding for encrypted data transmission and, in certain situations, virtual private networks (VPNs). In certain situations, the Company may also choose to utilize proprietary software to automatically extract data from various clinical information systems, already in use at the institution, containing data required for a particular registry program.

  To date, the Company has entered into one registry program, a pilot program with Eli Lilly and Company ("Eli Lilly") to collect, analyze and report on the use of a platelet aggregation inhibitor during coronary interventions. Under the program, the Company will collect information on the use of the compound from participating cardiac catheterization laboratories, including such information as patient selection criteria, clinical outcomes, and cost and resource utilization. The registry will provide longitudinal data by collecting data at the time of initial intervention and at follow-up patient encounters. Participating centers will receive aggregated information from the registry on a monthly basis, including cost, utilization and outcomes analyses regarding treatments and benchmark data with respect to product use at other participating centers. While the Company has established ten pilot sites through March 1998, and data collection is underway, the challenge of collecting data in an efficient and cost effective manner is greater than originally anticipated. The Company has revamped its approach towards data collection, including developing methods to automate the on-site data collection process when possible. For example, participating sites that utilize the Company's Vista product for diagnostic and interventional cardiac catheterization will export a significant portion of the Eli Lilly registry data directly from the Vista database, eliminating redundant data entry. For a discussion of cautions and risk factors related to registries, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautions Regarding Forward-Looking Statements," and "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K.

NATIONAL DATABASES AND HEALTHCARE ACCREDITATION ORGANIZATIONS

  The Company maintains and manages national databases for two national medical associations: the Society of Thoracic Surgeons (the "STS") for cardiac and thoracic surgery; and the American Society of Cataract and Refractive Surgery (the "ASCRS") for ophthalmology. In addition, under an agreement with the ACC the

Company is a certified software vendor to participants in the ACC national database. Under these arrangements, the Company's customers may participate in these databases, which provide valuable benchmarks of national practice patterns and clinical outcomes. The Company pays royalties or fees to each of these medical associations, and has the right to use the name and logo of these associations. The affiliations with STS, ASCRS and ACC are also valuable marketing relationships that provide the Company with access to the membership of these associations. The Company is also a listed vendor with the Joint Commission for the Accreditation of Healthcare Organizations (the "Joint Commission"). The Joint Commission is a voluntary organization responsible for accreditation of various healthcare institutions.

  STS National Database. The STS is a leading medical specialty association representing cardiac and thoracic surgeons, with approximately 3,000 members in the United States and Canada, including an estimated 70% of all cardiac and thoracic surgeons in the United States. The core data set for the Company's Vista and Crescendo! cardiac and thoracic surgery procedure applications were developed in accordance with specifications provided by the STS, and the Company uses the STS name and logo in promoting its cardiovascular surgical procedure applications. Data collected by the Company from users of these applications are included in the STS-sponsored national database, which currently includes patient records for over 1,200,000 procedures in cardiac and thoracic surgery. The Company conducts an annual harvest of data from its customers for inclusion in the STS national database. The Company produces and distributes an annual report on the national database using the harvested data. Participants in the STS national database are entitled to request up to three special analyses from the database per quarter.

  Participants may enter data in the STS national database using the software of other vendors provided the data conforms to the standard definitions and format of the national database created by the Company and the STS. The STS is the copyright owner of the data in the STS national database, and the Company may not use data contained in the national database for its own commercial purposes, including development of information products for resale, without the consent, licensing or similar agreement of the STS. The current contract between the STS and the Company expires at the end of 1998. The STS has initiated a bidding process for management of its national database after 1998. In addition to the Company, numerous third parties have submitted bids. While the Company has submitted a bid to continue providing data management services to the STS, it is uncertain what competitive advantage, if any, it may hold over other competing vendors. If the STS chooses another vendor, the Company will retain all ownership rights to the various STS-sponsored procedure modules and will continue to provide such modules to its customers enabling them to participate in the STS national database. For a discussion of cautions and risk factors related to the STS national database, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautions Regarding Forward-Looking Statements," and "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K.

  ASCRS National Database. Ophthalmology modules have been developed under a contract with the ASCRS, a medical association representing ophthalmologists. The Company uses the ASCR's name and logo in promoting these modules, and the ASCRS promotes the Company's software as a means to participate in its national database, which currently contains patient records for approximately 40,000 ophthalmology procedures. The Company conducts an annual harvest of data from its customers for inclusion in the ASCRS national database.

  The Company's agreement with ASCRS is effective until February 18, 1999, and will automatically renew for another five year period unless either party provides prior notice. The Company is the copyright owner of the software, documentation and other materials created pursuant to the agreement, and the Company and the ASCRS are the co-owners of the copyright for the data in the associated national database and all reports based thereon. Upon termination of the agreement, the ASCRS has the right to purchase the Company's interest in the ASCRS national database; however, in the event of an offer by ASCRS, the Company first has a right to purchase the interest of the ASCRS in the national database on the same terms as the ASCRS offer.

  ACC National Database. Under an agreement with the ACC, the Company has a non-exclusive right to develop and implement software that enables participants to submit data to the ACC National Cardiovascular Data Registry ("ACC National Database") maintained by the ACC. The Company has applied for the ACC's

"certified vendor" designation on its Crescendo! 1.0 software under a certification program recently initiated by the ACC. This certification will be required for all database products used to generate data for input into the ACC National Database. The ACC has extended eligibility of the Company's Vista software through 1999 in consideration of the fact that data generated by Vista users has historically represented a significant portion of the total ACC National Database. After 1999, Vista users will be required to migrate to certified software in order to continue participating in the database. The participation agreements currently in effect between the Company, the ACC and participants in the ACC National Database will continue to be honored during their term, and the Company will not be required to perform any obligations under the agreement that conflict with the terms and conditions of such participation agreements.

  The ACC is the owner of all rights in the ACC National Database, including the national data registry, its data formats, definitions, file specifications, procedural guides, and all publications and reports it develops in support of the operations of the ACC National Database. The Company is the owner of all rights in the software and related documentation and training materials it develops pursuant to the agreement. The Company is expressly permitted to develop cardiovascular data repositories that are independent of the ACC for the collection and aggregation of cardiovascular clinical data, so long as the ACC is provided with 45 days prior notice of the commercial release of such repositories. Thus, the Company may use the data submitted by participants to the ACC National Database in any data repositories it creates that are independent of the ACC. However, if the Company uses materials owned by the ACC in its independent data repositories, it is required to pay royalties to the ACC for such use. In addition, the Company may offer to its customers who are participants services similar to the ACC National Database so long as participants are not required to purchase such services in order to participate in the ACC National Database.

  The term of the agreement ends on January 4, 1999, and it may be terminated earlier by the ACC if the Company fails to initially deliver acceptable software, or fails an annual software review thereafter. In addition, either party may terminate the agreement if the other party fails to cure a material breach within 60 days after receipt of notice of such breach. At the request of the ACC, the parties are required to conduct good faith negotiations, beginning no later than July 1, 1998, to enter into a new agreement to become effective upon the expiration of the existing agreement. Upon any termination of the agreement, the parties shall retain their respective ownership of materials, and the Company will no longer be deemed an ACC-certified vendor. The agreement is not assignable by either party.

  Joint Commission for the Accreditation of Healthcare Organizations. In November 1997, the Company became a listed vendor for the ORYX project, a performance measurement system for healthcare providers initiated by the Joint Commission, which is a voluntary organization responsible for accreditation of hospitals, health plans, integrated service networks, home care organizations, long-term care facilities, behavioral healthcare organizations, ambulatory care centers, and clinical labs. Accreditation is required for most organizations to obtain Medicare and Medicaid contracts, fulfill state licensure requirements, and to compete effectively in the health care marketplace. The ORYX project involves the integration of discrete performance measures into the Joint Commission's accreditation process. The ORYX project requires hospitals and long-term care organizations for purposes of accreditation to select a performance measurement system that best meets its needs. In addition, these organizations must select at least two clinical performance measures (a maximum of five measures) that together, represent at least 20 percent of the organization's identified inpatient patient population.

  The Company is a listed vendor for its Vista product line and a provisionally listed vendor for Crescendo! 1.0. Crescendo! 1.0 will be eligible to achieve full listed vendor status once data is submitted from initial sites in mid-1998. In addition, the Company submitted several performance measures for review and inclusion in the ORYX project. Both the Vista and Crescendo! programs have met the initial criteria for inclusion in the future accreditation process and are included on the Joint Commission's list of acceptable systems. Under this agreement, the Company will submit quarterly data on select performance measures for participating clients to the Joint Commission for use in their accreditation process.

SALES AND MARKETING, CUSTOMERS AND COMPETITION--PROVIDER MARKET

  Sales and Marketing. The Company's field sales force primarily focuses on sales of Crescendo! software to hospitals and other providers of cardiovascular healthcare within the United States. In conjunction with its sale of Crescendo! software, the sales force also markets consulting services to cardiovascular healthcare providers. The Company's field sales force currently consists of five area sales managers, located in Minneapolis, Dallas, San Francisco and Tampa, who are responsible for targeted sales activities within a geographic region, and one sales director. National account prospects are generally handled by two senior sales managers, and the sales director. The Company has discontinued marketing its software products in Europe.

  The Company sells Vista software to hospital and office-based providers primarily through an in-house telesales force. The Company has five telesales representatives and one managing director, who is also responsible for the Company's telephone based customer service call center.

  Sales leads are generated via focused mailing campaigns, trade show displays, advertising and customer referrals. Mailings are targeted to personnel in healthcare organizations, such as leading physicians, cardiac catheterization laboratory managers, chief information officers and chief financial officers. Marketing materials highlight the growing need for physicians and institutions to maintain high quality clinical databases and control costs. Sales representatives are responsible for direct selling efforts made to targeted prospects, and for closing sales.

  In the past, the Company maintained joint marketing relationships with several national vendors of healthcare products to supplement sales and distribution of its Vista software in various medical specialties. With the introduction of the Crescendo! software, a more complex, client/server-based product line focused exclusively on the cardiology market, the Company has discontinued or de-emphasized the majority of these joint marketing relationships. The Company has one joint marketing agreement for Crescendo! software with SciMed Life Systems, Inc. ("SciMed"), a subsidiary of Boston Scientific Corporation ("Boston Scientific"), a worldwide developer, manufacturer and marketer of medical devices. Under this agreement, SciMed has a nonexclusive right to sell the Crescendo! 1.0, either as an independent product or as part of a package of goods and services that SciMed provides to its customer. The agreement stipulates a one year term with an automatic annual renewal provision. This agreement contains no minimum purchase commitments and may be terminated by either party with more than 90 days notice prior to the end of each annual contract renewal date. If the Company terminates this agreement or is unable to serve SciMed or purchasers of Company applications from SciMed under the terms of the applicable agreement, or if SciMed terminates the agreement due to a material breach by the Company, the voluntary or involuntary filing for bankruptcy of the Company or the sale of substantially all of the assets or capital stock of the Company, SciMed will have continued access to and the right to use the source code to the Crescendo! software programs subject to the agreement.

  Customers. The Company's software customers include hospitals, specialty physicians, and physician or hospital networks, located primarily in the United States. The Company's cardiology products are primarily designed for and sold to hospitals, with cardiology group practices a secondary market. The Company primarily markets its cardiac and thoracic surgery modules to hospitals and cardiac and thoracic group practices. The primary target market for the Company's ophthalmologic products is the physician group practice. The primary market for the Company's orthopedic products is the single and multi-specialty orthopedic practices and networks.

  Competition. The market for healthcare information systems and services is highly competitive. The Company believes that the principal competitive factors for outcomes software are the quality and depth of the underlying clinical outcomes database, the usefulness of the data and reports generated by the software, customer service and support, ease-of-use, compatibility of the system, potential for product enhancement and vendor reputation. The Company believes its principal competitive advantages are the clinical focus of its databases, the depth of patient records in its databases, its installed base of programs, its customer service and its affiliation with the medical associations.

  The Company's competitors include other providers of clinical outcomes software, healthcare consulting firms and providers of medical information derived from medical claims data. As the market for outcomes software develops, additional competitors may enter the market and competition may intensify. Many of the Company's competitors and potential competitors have greater financial, development, technical, marketing and selling resources than the Company, and have substantial installed customer bases in the healthcare industry. The Company also faces significant competition from internal information services at hospitals, many of which have developed their own outcomes databases.

SALES AND MARKETING, CUSTOMERS AND COMPETITION--MANUFACTURER MARKET

  Sales and Marketing. CLMA's regulatory consulting and clinical trial management services is focused on, but not limited to, medical device companies located in the United States. CLMA's senior consultants are critical to its marketing and sales strategy inasmuch as their previous FDA and industry experience assists in attracting clients to the firm. Additionally, CLMA generates client leads and business opportunities through direct mail, advertisements and participation in medical industry seminars and exhibits. CLMA works to generate repeat business through mailings to the existing client base of about 500 firms.

  Sales and marketing of the Company's registry product is aimed primarily at pharmaceutical and medical device companies in the United States and Europe. The Company has thus far limited its selling efforts in the early stages of this product to a single senior level marketing employee who calls on prospects, attends medical industry shows and responds to request for proposals. The Company plans to augment these efforts in 1998 by creating a new business development function consisting of several experienced sales and marketing personnel who will be responsible for developing a full service clinical research and registry capability.

  Customers. CLMA customers include approximately 500 medical device, pharmaceutical and biologics firms in the United States and worldwide. Less than ten percent of the clients are outside the United States. Within these firms, CLMA works with business executives, medical and scientific personnel and regulatory affairs professionals. The Company has clients in a broad array of medical specialties, with a strong presence in the cardiovascular and ophthalmology medical device markets.

  The Company's target market for registries is primarily pharmaceutical and medical device companies in the United States and Europe. As of March 1998, the Company has entered into only one registry program, a pilot program with Eli Lilly.

  Competition. CLMA competes in the clinical and regulatory consulting market, as well as the CRO (contract research organization) market. These marketplaces are highly competitive. Within the consulting market, CLMA believes its primary competition to be small (less than 10 persons) regulatory consulting and law firms. In the CRO market, the competition includes both large, well financed public and private CRO firms such as Quintiles, ClinTrials and Parexcel, as well as numerous smaller CRO organizations. The larger CROs maintain a significant competitive dominance in the market for pharmaceutical research services, which is by far the largest market for such services. The Company believes its principal competitive advantage lies in the medical device and biologics markets, which it believes are currently underserved. This competitive advantage arises from the experience level of several of its senior consultants, including former FDA directors, and CLMA's reputation and experience.

PROPRIETARY RIGHTS AND LICENSES

  The Company depends upon a combination of trade secrets, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights in its products. The Company distributes its products under software license agreements which grant customers a nonexclusive, nontransferable license to the Company's products and contain terms and conditions prohibiting the unauthorized reproduction or transfer of the Company's products. The Company attempts to protect its trade secrets and other proprietary information through agreements with employees and consultants. The Company also seeks to protect the source code of its products as a trade secret and as an unpublished copyright work. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. The Company believes that, due to the rapid pace of innovation within the software industry, factors such as the technological and creative skills of its personnel, and ongoing reliable product maintenance and support, are more important in establishing and maintaining a leadership position within the industry than are the various legal protections of its technology. Although the Company believes that its products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future.

  Crescendo! and Vista are unregistered trademarks of the Company. Other names used in this Annual Report may be trademarks of other companies.

GOVERNMENT REGULATION

  The confidentiality of patient records and the circumstances under which such records may be released to the national databases is subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and use of confidential patient medical record information. Minnesota, for instance, prohibits "release" of "health records" unless the patient has consented or a statutory exception has been met. One such exception is a release for scientific medical research where certain conditions have been met. Although the Minnesota statute does not define either "health records" or "release" the statute appears to apply only to records that are patient identifiable. Laws on the confidentiality of patient records vary significantly from state to state, making compliance more difficult.

  Although compliance with the laws and regulations of the various states is principally the responsibility of the hospital, physician or other healthcare provider supplying the data to the Company, the national databases have been designed to assist healthcare providers in complying with the confidentiality requirements of state law. To protect patient confidentiality, data entries to the national databases delete any patient identifiers, including name, address, hospital and physician. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly.

  Federal legislation pertaining to the confidentiality of individually identifiable patient information was enacted as part of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA requires the Secretary of Health and Human Services to recommend medical record privacy standards and to promulgate regulations establishing privacy standards, unless Congress enacts federal medical information privacy legislation prior to August 21, 1999. The Secretary has recommended to Congress that any privacy laws apply to medical record information "that identifies the individual, or with respect to which there is a reasonable basis to believe that the information can be used to identify the patient." It is not presently known how such a standard would be applied to the Company. The Company cannot accurately asses the likelihood that Congress will enact a law protecting the privacy of individual medical information, or whether any such law, if passed, would conform to the Secretary's recommendations. The Company also cannot accurately predict whether any new federal law on medical record confidentiality would preempt state laws on the subject.

  The Company's clinical studies activities are subject to regulation and guidelines of the FDA and other regulatory authorities regarding "good clinical practices" ("GCP"). The FDA and many other regulatory authorities will disqualify data collected in clinical trials that do not comply with GCP provisions . These provisions include: (i) complying with specific recommendations governing the selection of qualified investigators; (ii) obtaining specific written commitments from the investigators; (iii) verifying that patient informed consent is obtained; (iv) instructing investigators to maintain records and reports; (v) verifying drug or device accountability; and (vi) permitting appropriate governmental authorities access to data for their review. Records for clinical studies must be maintained for specified periods for inspection by the FDA during audits.

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

EMPLOYEES

  As of March 1, 1998, the Company employed a total of 120 full-time employees, including approximately 31 employees associated with CLMA. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are excellent.

EXECUTIVE OFFICERS

  Set forth below are the names, ages and positions of the executive officers of the Company:

          NAME           AGE                      POSITION
          ----           ---                      --------
Barbara A. Cannon.......  46 President, Chief Executive Officer and Director
Donald F. Fortin, M.D...  40 Vice President and Chief Scientific Officer
Charles L. McIntosh,
 M.D., Ph.D.............  60 Vice President and President of CLMA
John W. Robbins.........  48 Senior Vice President
Richard J. Willemin.....  47 Vice President, Finance and Chief Financial Officer

  Ms. Cannon has served as the President and Chief Executive Officer since joining Summit Medical in October 1997. Prior to joining the Company, Ms. Cannon was a consultant from September 1996 to September 1997. She also served as Acting President of Integrated Neuroscience Consortium, a specialty site management organization start-up, from January 1997 to September 1997. From September 1990 to September 1996, Ms. Cannon was employed at ClinTrials Research, Inc., a contract research organization formed in 1990 by Ms. Cannon and others. From January 1993 to September 1996, she served as Executive Vice President at Clintrials, where she was responsible for pharmaceutical, device and biotechnology business development. Prior to that, she served as Chief Operating Officer of Clintrial's Nashville operations from September 1990 to December 1992.

  Dr. Fortin has served as Vice President, Research and Development and Chief Scientific Officer since January 1997. From July 1995 to December 1996, Dr. Fortin was Director of the Health Information Center and, from July 1993 to December 1996, Assistant Professor of Medicine for the Division of Cardiology at Duke University Medical Center. Dr. Fortin is board certified in internal medicine and had a fellowship in cardiology and advanced training in interventional cardiology at Duke University.

  Dr. McIntosh has served as Vice President since December 1996. Since 1990, Dr. McIntosh has also served as President of CLMA. Prior to 1990, Dr. McIntosh served in the Commissioned Corps of the U.S. Public Health Services as a cardiac surgeon and researcher at the National Heart, Lung and Blood Institutes of the National Institute of Health.

  Mr. Robbins, who joined the Company as Senior Vice President in February 1998, is responsible for the Company's medical product manufacturer segment. Prior to joining the Company, Mr. Robbins was a consultant from March 1997 to February 1998. From November 1990 to February 1997, Mr. Robbins was employed by ClinTrials Research, Inc., where he served as Executive Vice President from December 1996 to February 1997 and as Chief Financial Officer from November 1990 to December 1996.

  Mr. Willemin has served as Vice President, Finance and Chief Financial Officer since May 1997. From March 1997 to May 1997, he served in that same capacity on an interim basis, and from July 1997 to October 1997, he also served as Interim Chief Executive Officer. From September 1996 to January 1997, he served as Chief Financial Officer at Datalogix International, Inc., a software manufacturer. From June 1994 to August 1996, Mr. Willemin served as Vice President and Chief Financial Officer of NEIC, a transaction processing company in the health care industry. From March 1992 to June 1994, he served as interim Chief Financial Officer during periods of transition for several companies, including Saratoga Springs Water Company, a beverage manufacturer and distributor; Canyon Ranch Spa Cuisine, a mail order health food company; and Cosmetics Plus, a health and beauty aid retailer.

  Mr. Willemin has announced that he will resign from the Company effective March 31, 1998.

  The Company is a corporation organized under the laws of the State of Minnesota. Its headquarters are located at 10900 Red Circle Drive, Minnetonka, Minnesota, 55343.

ITEM 2. PROPERTIES.

  The Company occupies approximately 34,000 square feet of space at its headquarters near Minneapolis, Minnesota, under a lease expiring in 2005. The Company also leases space in North Carolina for its research and development group and space in Maryland for CLMA. The Company plans on expanding its leased premises in both these locations in early 1998 to accommodate increased staffing, and will occupy approximately 15,000 square feet at each of these locations. The Company also plans to establish a headquarters operation in Nashville, Tennessee by mid 1998, and will lease approximately 10,000 square feet of office space in Nashville at that time. The Company also leases space in Nice, France for Summit Medical Europe, S.A.R.L., its European subsidiary.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is a defendant in In re Summit Medical Systems, Inc. Securities Litigation, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 under the Exchange Act, Sections 11 and 15 of the Securities Act of 1933, as amended (the "Securities Act"). The Company is also a defendant in a federal court securities action captioned Teachers' Retirement System of Louisiana v. Summit Medical Systems, Inc. et. al. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995. The Company has made a motion to dismiss certain claims and intends to defend against these actions vigorously.

  The Company has been informed by the Division of Enforcement of the Securities and Exchange Commission (the "Commission"), through service of subpoena on March 25, 1997, that the Commission is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "SUMT." The following table sets forth the high and low prices of the Company's Common Stock for the periods indicated as reported on the Nasdaq National Market for the two most recent fiscal years.

      PERIOD                                                  HIGH      LOW
      ------                                                  ----      ----
      1996
        First quarter........................................ $22 3/4   $ 16
        Second quarter....................................... $24 1/2   $ 19
        Third quarter........................................ $ 21      $11 1/2
        Fourth quarter....................................... $13 1/4   $  6
      1997
        First quarter........................................ $ 7 7/8   $ 3 1/4
        Second quarter....................................... $ 3 3/8   $ 2 7/16
        Third quarter........................................ $ 2 3/4   $ 1 7/8
        Fourth quarter....................................... $ 3 13/16 $ 1 1/2

  On March 1, 1998 the last reported sales price for the Company's Common Stock on the Nasdaq National Market was $2.50 per share. As of March 1998 there were approximately 200 record holders of the Company's Common Stock.

  The Company has never declared or paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the foreseeable future. The Company currently intends to retain all available funds and any future earnings for use in the operation of its business.

  On October 8, 1997, the Company sold 109,091 shares of Common Stock to Barbara A. Cannon. The aggregate purchase price of the shares was $300,000, of which $100,000 was paid in cash and $200,000 in the form of a promissory note in favor of the Company. Such shares are exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act.

  On August 14, 1997, the Company issued 62,222 shares of Common Stock to Charles L. McIntosh and 26,666 shares of Common Stock to Gail J. Greenberg pursuant to an agreement, dated June 11, 1997 and as amended on August 14, 1997, as a release from potential claims. Such shares are exempt from the registration requirement of the Securities Act pursuant to Section 4(2) of the Securities Act.


ITEM 6. SELECTED FINANCIAL DATA.

  The consolidated statements of operations data set forth below for each of the three years ended December 31, 1995, 1996 and 1997 and the consolidated balance sheet data at December 31, 1996 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report. The consolidated statements of operations data for the years ended December 31, 1993 and 1994 and the consolidated balance sheet data at December 31, 1993, 1994 and 1995 are derived from audited consolidated financial statements of the Company not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's consolidated financial statements and related notes, and other financial information included elsewhere herein.

                                               YEAR ENDED DECEMBER 31,
                                       -------------------------------------------
                                        1993   1994     1995      1996      1997
                                       ------ -------  -------  --------  --------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenue:
  Software licenses................... $3,713 $ 5,212  $ 6,077  $  6,094  $  2,075
  Support and service.................    793   2,157    3,685     4,975     3,745
  Research and consulting services....  2,689   3,904    5,720     6,103     7,260
    Total revenue.....................  7,195  11,273   15,482    17,172    13,080
Cost of sales:
  Software licenses...................    444     545      831       961     1,369
  Support and service.................  1,129   1,421    1,797     2,590     3,657
  Research and consulting services....  1,345   2,919    3,316     4,130     4,749
    Total cost of sales...............  2,918   4,885    5,944     7,681     9,775
Gross profit..........................  4,277   6,388    9,538     9,491     3,305
Operating expenses:
  Selling and marketing...............  2,035   4,667    6,277     8,825     6,199
  Research and development............    569     817    1,230     3,932     3,502
  Purchase of in-process research and
   development........................    --      --     7,435     4,746       --
  General and administrative..........  1,465   2,142    4,195     6,693    11,118
  Restructuring.......................    --      --       --        --      4,301
    Total operating expenses..........  4,069   7,626   19,137    24,196    25,120
Income (loss) from operations.........    208  (1,238)  (9,599)  (14,705)  (21,815)
Gain on sale of subsidiaries..........    --      --       --        --        917
Interest income, net..................      5      81      575     1,888     1,946
Income (loss) before income taxes.....    213  (1,157)  (9,024)  (12,817)  (18,952)
Income tax expense....................    --       16      --         19        93
Net income (loss)..................... $  213 $(1,173) $(9,024) $(12,836) $(19,045)
Net income (loss) per share basic and
 diluted (1).......................... $ 0.05 $ (0.24) $ (1.39) $  (1.37) $  (1.86)
Weighted average shares outstanding
 basic
 and diluted (1)......................  4,008   4,930    6,513     9,399    10,259
Cash, cash equivalents on short-term
 investments.......................... $  657 $ 3,148  $22,921  $ 44,630  $ 27,996
Working capital.......................    535   2,819   24,276    41,731    24,245
Total assets..........................  2,574   6,447   29,551    53,487    32,348
Long-term debt, excluding current
 portion..............................     91     153       29        50        27
Total shareholders' equity............  1,133   3,891   25,834    46,083    25,597

--------
(1) See Note 3 to the Consolidated Financial Statements for an explanation of computation of basic and diluted net income (loss) per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The Company is a leading provider of clinical information systems (primarily database software) and regulatory consulting, clinical research and clinical trial management services to the healthcare industry. The Company sells products and services in two segments of the healthcare industry: healthcare providers (including specialty physicians, hospitals, and physician and hospital networks) and medical product manufacturers (including pharmaceutical, biologics and medical device firms).

  Healthcare Provider Segment. The Company's revenue in the healthcare provider segment are derived primarily from software licenses with, and support and services to, hospital cardiac catheterization laboratories and cardiovascular surgery centers. The Company currently sells its Crescendo! client/server, relational database software and its Vista Windows-based, flat file software. The Company also receives support and service fees from customers with installed versions of the Company's DOS software. The Company intends to discontinue supporting its DOS software, which is no longer sold, at the end of 1998.

  Medical Manufacturer Segment. In the medical product manufacturer segment, the Company receives fees for regulatory consulting, clinical research and clinical trial management services from pharmaceutical, biologics and medical device firms.

  Financial Overview. The Company's operating results in 1997 were adversely affected by approximately $10.0 million of special charges. A significant restructuring of the Company's software operations to focus on the cardiovascular market and the Crescendo! 1.0 software and to reduce staff and eliminate overhead expense resulted in charges of $ 4.3 million in 1997. The special charges also included $ 4.7 million for accounting and legal fees associated with the Company's restatement of revenue in 1997 and related shareholder lawsuits and investigation by the Securities and Exchange Commission, and costs associated with agreements reached with parties, including members of management, who received Company stock, options or warrants in connection with the Company's December 1996 acquisitions of CLMA and 100% of the equity interest in the Cordillera L.L.C. ("Cordillera") joint venture. Approximately $9.8 million of these special charges were classified as operating expense (primarily general and administrative and restructuring expense), and $192,000 were classified as cost of sales.

  Revenue in 1997 was adversely affected by the Company's transition from the Vista product line to the Crescendo! product line. The Company virtually ceased marketing Vista software in early 1997 in order to focus on marketing Crescendo! software. In the fourth quarter of 1997, the Company resumed marketing Vista software on a limited basis with a sales campaign to upgrade users of its DOS software to Vista before discontinuing support of its DOS product at the end of 1998. This marketing effort is expected to continue through the first half of 1998. License revenue from Vista sales also declined in 1997 due to a reduction in Vista sales under third party resale arrangements. The Company does not believe that these third parties are actively marketing the Vista software, or that the Company will realize significant revenues from the third party arrangements in the future.

  In addition to the decline in revenue from Vista sales in 1997, the Company failed to generate any revenue in 1997 from its Crescendo! product line. The Company's decision to stop development of the Crescendo! Forte ("Forte") product in favor of the Crescendo! 1.0 product delayed revenue from Forte contracts signed in 1996. As a result, the outstanding Forte contracts could not be completed until Crescendo! 1.0 was available as a substitution for Forte software. Crescendo! 1.0, which was offered on a pre-release basis to several beta sites beginning in June 1997, was not formally released until November 1997.

  Revenue from Crescendo! 1.0 contracts executed in 1997 was affected by the timing of the software's formal release and delays in the development of system interfaces with hemodynamic monitoring equipment and health information systems. These interfaces are an integral component of the Company's obligations under its contracts and the Company does not recognize revenue on a Crescendo! contract until the interfaces are installed. The Company's interfaces have been primarily developed by an independent contractor, Link Medical Computing, Inc. As Link completes the development of standard interfaces with various models of equipment and system, these standard interfaces can be reused to reduce the installation time on future Crescendo! contracts.

  At March 1, 1998, the Company had 33 signed contracts for Crescendo! 1.0. Revenue from these contracts will be recognized during 1998 to the extent the Company completes all significant contract obligations, including installation of system interfaces and customization of data sets. Since year end, as of March 1, 1998, installation had been completed at seven Crescendo! 1.0 sites and implementation was underway at the 26 other sites.

  In the medical product manufacturer segment, the Company has announced its intentions to expand its capabilities in this segment, including opening an office in Nashville to focus on developing clinical trial management services and the Company's medical product registry initiative. As a consequence, the Company anticipates that expenses for this segment will increase during 1998.

  The Company anticipates that it will continue to experience operating losses during 1998.

  Sale of Subsidiaries. During the third quarter of 1997, the Company sold two wholly-owned subsidiaries originally acquired in 1995, the BSM Consulting Group ("BSM") and Medical Information Systems Company, Inc. ("MIS"), in separate transactions. The Company sold these subsidiaries as part of its strategy to focus on information systems and services in the cardiovascular arena and regulatory consulting, clinical research and clinical trial management services provided through CLMA. The Company recorded a one-time gain of approximately $0.9 million in 1997 related to these transactions.

  The financial results of these subsidiaries are included in the consolidated financial results of the Company for all years shown in the consolidated financial statements enclosed herein, through September 30, 1997. The following table sets forth pro forma selected consolidated quarterly financial data for the Company for 1995, 1996 and nine months 1997, excluding the financial results of BSM and MIS.

                                   1995                          1996                        1997
                         ---------------------------  -----------------------------  ----------------------
                         QTR 1  QTR 2  QTR 3  QTR 4   QTR 1  QTR 2  QTR 3    QTR 4   QTR 1   QTR 2   QTR 3
                         -----  -----  -----  ------  -----  -----  ------  -------  ------  ------  ------
                                                  AMOUNTS IN THOUSANDS $
Revenue
 Software licenses...... 1,078  1,674  1,306   1,829  1,654  2,273   1,454      599   1,089     117     408
 Support and service....   642    738    965   1,168  1,318  1,491     955      952     816   1,011     894
 Research and
  consulting............   942  1,032    922   1,001  1,017    916     781      957   1,424   1,264   1,411
                         -----  -----  -----  ------  -----  -----  ------  -------  ------  ------  ------
 Total revenue.......... 2,662  3,444  3,193   3,998  3,989  4,680   3,190    2,508   3,329   2,392   2,713
 Cost of sales..........   954  1,210  1,270   1,152  1,407  1,225   1,253    1,546   2,242   2,092   2,011
 Operating expense...... 2,123  2,695  2,728  10,344  3,111  3,977   4,190   11,787   5,930   6,928   6,960
 Income (loss) from
  operations............  (415)  (461)  (805) (7,498)  (529)  (522) (2,253) (10,825) (4,843) (6,628) (6,258)

RESULTS OF OPERATIONS

  The following table sets forth certain financial data expressed as a percentage of total revenue for the periods indicated.

                                            YEAR ENDED DECEMBER 31,
                                  -----------------------------------------------
                                    1993     1994      1995      1996      1997
                                  -------- --------  --------  --------  --------
Revenue:
  Software licenses..............   51.6%    46.2%     39.3%     35.5%      15.9%
  Support and service............   11.0     19.1      23.8      29.0       28.6
  Research and consulting
   services......................   37.4     34.7      36.9      35.5       55.5
    Total revenue................  100.0    100.0     100.0     100.0      100.0
Cost of sales:
  Software licenses..............    6.2      4.8       5.4       5.6       10.5
  Support and service............   15.7     12.6      11.6      15.1       28.0
  Research and consulting
   services......................   18.7     25.9      21.4      24.1       36.2
    Total cost of sales..........   40.6     43.3      38.4      44.8       74.7
Gross profit.....................   59.4     56.7      61.6      55.2       25.3
Operating expenses:
  Selling and marketing..........   28.3     41.4      40.5      51.4       47.4
  Research and development.......    7.9      7.2       7.9      22.9       26.8
  Purchase of in-process research
   and development...............    0.0      0.0      48.0      27.6        0.0
  General and administrative.....   20.4     19.0      27.1      39.0       85.0
  Restructuring expense..........    0.0      0.0       0.0       0.0       32.9
    Total operating expenses.....   56.6     67.6     123.5     140.9      192.1
Income (loss) from operations....    2.8    (10.9)    (61.9)    (85.7)    (166.8)
Gain on sale of subsidiaries.....    0.0      0.0       0.0       0.0        7.0
Interest income, net.............    0.1      0.7       3.7      11.0       14.9
Income (loss) before income
 taxes...........................    2.9    (10.2)    (58.2)    (74.7)    (144.9)
Income tax expense...............    0.0      0.1       0.0       0.1        0.7
Net income (loss)................    2.9%   (10.3)%   (58.2)%   (74.8)%   (145.6)%

YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  Total Revenue. Revenue for 1997 was derived primarily from software licenses and support and services related to its Vista products and consulting services provided by its BSM and CLMA subsidiaries. Revenue for 1997 of $13.1 million represented a 24% decrease from 1996, reflecting primarily a decline in software license revenue. Revenue for 1996 was $17.2 million, an 11% increase over 1995, resulting from an increase in support service, consulting and software revenue.

  Software License Revenue. The Company's software license revenue consisted of revenue from database software licenses, software upgrades and networking fees. Software license revenue was $2.1 million in 1997, consisting primarily of sales of additional Vista applications to existing and new customers. Software license revenue in 1997 declined $4.0 million, or 66%, from 1996 as a result of suspension of marketing and sales activities for Vista products in early 1997 and lack of revenue arising from sales of Crescendo! 1.0. Sales of software licenses for 1996 were $6.1 million, essentially unchanged from 1995.

  Support and Service Revenue. Support and service revenue primarily includes fees from annual support and service agreements, training, consulting, module development and hardware. Support and service revenue was $3.7 million in 1997, a 25% decrease from 1996 which was attributable to fewer new customers and attrition among existing customers. Support and service revenue in 1996 was $5.0 million, an increase of $1.3 million or 35% over 1995, due to an increase in the installed customer base.

  Research and Consulting Services Revenue. Research and consulting services revenue consists primarily of fees for regulatory and consulting services at CLMA, product registry fees and consulting fees at BSM. Research and consulting services revenue in 1997 totaled $7.3 million, which included $1.9 million attributable to BSM and $250,000 attributable to the Company's initial medical product registry contract. Research and consulting services revenue increased $1.2 million or 19% over 1996 primarily due to revenue generated from a newly established biologics division at CLMA and from increased consulting services sold to device manufacturers. Factoring out the results of BSM, which was sold in third quarter 1997, research and consulting services revenue for 1997 increased 46% over 1996. Research and consulting services revenue in 1996 was $6.1 million, a 7% increase over 1995 attributable to new CLMA and BSM customers and additional consulting fees received from existing customers.

  Total Cost of Sales. Cost of sales as a percentage of total revenue was 75% in 1997, compared to 45% in 1996, reflecting the impact of fixed personnel costs on a lower revenue base and the addition of support and implementation personnel to support the Crescendo! product line. Cost of sales as a percentage of total revenue increased to 45% in 1996, compared with 38% in 1995, primarily due to increased support and implementation staffing to support additional services. This increase also reflected a change in the mix of revenue toward consulting services which have a lower margin as compared with software sales.

  Cost of Software License Revenue. Cost of software license revenue consists of expenses directly related to sales of software licenses, including royalties, freight, user guides, diskettes and an allocation of costs incurred by the client relations department for various software related activities. Amortization of capitalized software amounted to $192,000 in 1997, related primarily to capitalized Crescendo! Forte software purchased in connection with the Cordillera acquisition at the end of 1996. This software was written off in 1997 (see "--Restructuring Expense") and there was no balance remaining in capitalized software at December 31, 1997. The following table sets forth, for the periods indicated, the relationship of cost of software license revenue to software license revenue:

                                                         1997    1996    1995
                                                        ------  ------  ------
      Software license revenue ........................ $2,075  $6,094  $6,077
      Cost of software license revenue.................  1,369     961     831
      Cost of software license revenue as a percentage
       of software license revenues....................     66%     16%     14%

  The increase in cost of software license revenue as a percent of software license revenue during 1997 primarily reflects the impact of fixed personnel costs on a significantly lower revenue base. Cost of software license revenue increased as a percent of software license revenue during 1996 due to an increase in lower margin system interfacing services provided in connection with the Vista product sales. The DOS product, which represented a lower percent of the sales mix in 1996 than 1995, did not include such interfacing services.

  Cost of Support and Service Revenue. Cost of support and service revenue consists of expenses directly related to sales of support and service, including royalties, customer service personnel costs, and expenses for training and clinical data services. The following table sets forth, for the periods indicated, the relationship of cost of support and services revenue to support and service revenue:

                                                         1997    1996    1995
                                                        ------  ------  ------
      Support and service revenue...................... $3,745  $4,975  $3,685
      Cost of support and service revenue..............  3,657   2,590   1,797
      Cost of support and service revenue as a
       percentage of support and service revenues......     98%     52%     49%

  The increase in cost of support and service revenue as a percent of support and service revenue during 1997 reflects increased staffing in the implementation and technical services departments and a reduction in support and service revenue in 1997 as compared to 1996. Cost of support and service revenue increased as a percent of related revenues in 1996 over 1995 as additional implementation, support and consulting personnel were hired to support a the Company's plans to provide increased services.

  Cost of Research and Consulting Services Revenue. Cost of research and consulting services revenue consists of personnel costs and related expenses associated with CLMA and medical product registries. Through the third quarter 1997, this category of cost also included personnel costs for BSM. The following table sets forth, for the periods indicated, the relationship of the cost of research and consulting services revenue to research and consulting services revenue:

                                                          1997    1996    1995
                                                         ------  ------  ------
      Research and consulting services revenue.........  $7,260  $6,103  $5,720
      Cost of research and consulting services revenue.   4,749   4,130   3,316
      Cost of research and consulting services revenue
       as a percentage of research and consulting
       revenue.........................................      65%     68%     58%

  Cost of research and consulting services revenue declined to 65% of research and consulting service revenue in 1997 from 68% in 1996 primarily reflecting an increase in revenue per employee and more efficient utilization of personnel at CLMA. The cost of research and consulting services revenue climbed to 68% of research and consulting revenue in 1996 compared to 58% in 1995 reflecting a shortfall in BSM consulting revenue relative to increased personnel costs and the addition of a BSM branch in Atlanta.

  Selling and Marketing Expenses. Selling and marketing expenses include primarily salaries, benefits and commissions associated with the Company's direct sales force; product marketing; advertising and product literature. Selling and marketing expenses were $6.2 million in 1997, a decrease of $2.6 million, or 30%, compared to 1996 primarily due to staff reductions. Selling and marketing expenses were $8.8 million in 1996, an increase of $2.5 million or 41% over 1995 reflecting costs associated with additional staffing in sales and marketing, development and production of marketing materials and product literature related to the Crescendo! product line, and increased travel to medical conventions. In addition, the Company incurred significant personnel and marketing costs in an attempt to expand into additional medical specialty markets, including encology, urology and critical care, which the Company discontinued in 1997. The Company also expanded its sales force and implemented a telesales operation in the second half of 1996.

  Research and Development Expenses. Research and development expenses primarily include the salaries and benefits associated with technical services personnel and outside consultants involved in developing new software products. Research and development expense in 1997 amounted to $3.5 million as compared to $3.9 million in 1996, reflecting reduced use of outside consultants. Research and development expenses in 1996 increased $2.7 million over 1995 reflecting (a) additional staffing and associated costs in connection with migrating the Company's software products to a client/server, relational database platform, and (b) personnel, consulting and software sublicense costs incurred in connection with the discontinued Vista Elite product and various other software products involving new medical specialties.

  Purchase of In-Process Research and Development. In fourth quarter 1996, the Company incurred a $4.7 million charge for the purchase of in-process research and development in connection with the acquisition of 100% of the equity interest in the Cordillera joint venture with Duke University. In fourth quarter 1995, the Company recorded a charge of $7.4 million for the purchase of in-process research and development in connection with the formation of the Cordillera joint venture.

  General and Administrative Expenses. General and administrative expenses primarily include the salaries and benefits associated with general management, finance and human resources, as well as the cost of legal and professional services. General and administrative expense was $11.1 million in 1997 compared to $6.7 million in 1996. The $4.4 million increase primarily related to special reserves and charges, including legal and accounting costs associated with the Company's restatement of revenue, settlements with various parties holding Company capital stock from prior acquisitions and reserves for bad debt. General and administrative expenses were $6.7 million in 1996, an increase of $2.5 million over 1995 attributable to (a) transaction costs incurred in the acquisition of CLMA, (b) recruiting and relocation expenses incurred with additional hiring and (c) an increase in reserves for bad debt.

  Restructuring Expense. Restructuring expense of $4.3 million in 1997 represented costs incurred in connection with a significant restructuring of the Company's software operations to focus on the cardiovascular market and the Crescendo! 1.0 software and to reduce staff and eliminate overhead expense. Such costs included write down of surplus office furniture and equipment, renegotiation of the headquarters lease and severance; a $1.0 million charge to write off the unamortized balance on capitalized Crescendo! Forte software and renegotiation of various development and marketing agreements in various medical specialties outside the cardiovascular market.

  Gain on Sale of Subsidiaries. During 1997, the Company recorded gains totaling $0.9 million on the sale of its BSM and MIS subsidiaries. Proceeds from the sale of these subsidiaries, less related fees and commissions, totaled $0.9 million including return of 137,524 shares of Company common stock by the principal of BSM.

  Interest Income, Net. Interest income, net, was $1.9 million in 1997, unchanged from 1996 as proceeds from the Company's public offering in 1995 and 1996 were depleted by operating losses in 1996 and 1997. Interest income, net, in 1996 was $1.9 million compared to $575,000 in 1995, reflecting interest earned on proceeds from the Company's public offerings in 1995 and 1996.

  Income Taxes. To date, the Company has not incurred any substantial income tax liability because of its historical operating losses. The deferred tax asset related to additional operating loss carry forwards generated in 1997 was fully offset by an increase in the valuation reserve. See Note 11 of Notes to Consolidated Financial Statements.

QUARTERLY RESULTS OF OPERATIONS

  The following table sets forth certain unaudited quarterly financial data for 1995, 1996 and 1997, in dollars and percentage of revenue. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this Annual Report and includes all adjustment necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

                                   THREE MONTHS ENDED                         THREE MONTHS ENDED
                          --------------------------------------     ----------------------------------------
                          MARCH 31, JUNE 30,  SEPT. 30  DEC. 31,     MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,
                            1995      1995      1995      1995         1995       1995      1995       1995
                          --------- --------  --------  --------     ---------  --------  ---------  --------
Revenue:
 Software licenses......   $ 1,097  $ 1,706   $ 1,415   $  1,859        34.3%      43.3%     37.7%      40.5%
 Support and service....       693      767     1,015      1,210        21.7%      19.5%     27.0%      26.4%
 Research and
  consulting............     1,407    1,467     1,325      1,521        44.0%      37.2%     35.3%      33.1%
 Total revenue..........     3,197    3,940     3,755      4,590       100.0%     100.0%    100.0%     100.0%
Cost of sales:
 Software licenses......       113      249       306        163         3.5%       6.3%      8.1%       3.6%
 Support and service....       377      417       531        472        11.8%      10.6%     14.1%      10.3%
 Research and
  consulting............       835      875       757        849        26.1%      22.2%     20.2%      18.5%
 Total cost of sales....     1,325    1,541     1,594      1,484        41.4%      39.1%     42.4%      32.4%
Gross profit............     1,872    2,399     2,161      3,106        58.6%      60.9%     57.6%      67.6%
Operating expenses......     2,365    3,038     3,039     10,695 (1)    74.0%      77.1%     80.9%     233.0%
Loss from operations....      (493)    (639)     (878)    (7,589)      (15.4)%    (16.2)%   (23.3)%   (165.4)%
Net loss................   $  (461) $  (614)  $  (680)  $ (7,269)      (14.4)%    (15.6)%   (18.1)%   (158.5)%
                                   THREE MONTHS ENDED                         THREE MONTHS ENDED
                          --------------------------------------     ----------------------------------------
                          MARCH 31, JUNE 30,  SEPT. 30  DEC. 31,     MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,
                            1996      1996      1996      1996         1996       1996      1996       1996
                          --------- --------  --------  --------     ---------  --------  ---------  --------
Revenue:
 Software licenses......   $ 1,710  $ 2,298   $ 1,508   $    578        36.5%      43.0%     37.4%      18.6%
 Support and service....     1,432    1,589       989        965        30.5%      29.7%     24.6%      31.0%
 Research and
  consulting............     1,547    1,457     1,531      1,568        33.0%      27.3%     38.0%      50.4%
 Total revenue..........     4,689    5,344     4,028      3,111       100.0%     100.0%    100.0%     100.0%
Cost of Sales:
 Software licenses......       349      180       186        246         7.4%       3.4%      4.6%       7.9%
 Support and service....       581      638       588        783        12.4%      11.9%     14.6%      25.2%
 Research and
  consulting............       810      985     1,138      1,197        17.3%      18.4%     28.2%      38.5%
 Total cost of sales....     1,740    1,803     1,912      2,226        37.1%      33.7%     47.4%      71.6%
Gross profit............     2,949    3,541     2,116        885        62.9%      66.3%     52.6%      28.4%
Operating expenses......     3,482    4,103     4,457     12,154 (1)    74.3%      76.8%    110.7%     390.5%
Loss from operations....      (533)    (562)   (2,341)   (11,269)      (11.4)%    (10.5)%   (58.1)%   (362.1)%
Net loss................   $  (250) $  (222)  $(1,713)  $(10,651)       (5.4)%     (4.1)%   (42.5)%   (342.2)%
                                   THREE MONTHS ENDED                         THREE MONTHS ENDED
                          --------------------------------------     ----------------------------------------
                          MARCH 31, JUNE 30,  SEPT. 30  DEC. 31,     MARCH 31,  JUNE 30,  SEPT. 30,  DEC. 31,
                            1997      1997      1997      1997         1997       1997      1997       1997
                          --------- --------  --------  --------     ---------  --------  ---------  --------
Revenue:
 Software licenses......   $ 1,188  $   106   $   537   $    244        29.6%       3.4%     15.3%      10.0%
 Support and service....       831    1,028       948        938        20.7%      32.9%     27.0%      38.6%
 Research and
  consulting............     1,995    1,988     2,025      1,252        49.7%      63.7%     57.7%      51.4%
 Total revenue..........     4,014    3,122     3,510      2,434       100.0%     100.0%    100.0%     100.0%
Cost of sales:
 Software licenses......       564      292       200        313        14.1%       9.4%      5.7%      12.9%
 Support and service....       857    1,055     1,134        611        21.4%      33.8%     32.3%      25.1%
 Research and
  consulting............     1,358    1,462       987        942        33.8%      46.8%     28.1%      38.7%
 Total cost of sales....     2,779    2,809     2,321      1,866        69.3%      90.0%     66.1%      76.7%
Gross profit............     1,235      313     1,189        568        30.7%      10.0%     33.9%      23.3%
Operating expenses (2)..     6,309    7,135     7,243      4,433       157.2%     228.5%    206.3%     182.1%
Loss from operations....    (5,074)  (6,822)   (6,054)    (3,865)     (126.5)%   (218.5)%  (172.4)%   (158.8)%
Gain on sale of
 subsidiaries...........       --       --      1,073       (156)        --         --       30.6%      (6.4)%
Net loss................   $(4,498) $(6,309)  $(4,564)  $ (3,674)     (112.2)%   (202.1)%  (130.0)%   (151.0)%

                                                  (footnotes on following page)

--------
(1) Includes expenses of $7.4 and $4.7 million in 1995 and 1996, respectively, for the purchase of in-process research and development.
(2) Includes restructuring expense and special charges totaling $9.8 million covering accounting and legal fees related to the revenue restatement; costs to re-negotiate various development, marketing and lease obligations; costs associated with staff reductions; a write-off of capitalized software on discontinued products and settlements reached with various parties involving equity received in prior year acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's cash, cash equivalents and short term investments decreased by $16.6 million during 1997. This decrease reflects $14.6 million used in operating activities and special charges, $0.8 million used for the purchase of computer and networking equipment, and $2.0 million used to repurchase shares of company stock, offset by cash proceeds of $0.6 million (net of commissions) on the sale of MIS and BSM. As of December 31, 1997, the Company had net working capital of $24.2 million, compared to $41.7 million at December 31, 1996. The $17.5 million decrease in working capital resulted primarily from net losses of $19.0 million during 1997. As of December 31, 1997, the Company had $2.9 million in accounts receivable, a decrease of $1.5 million from the balance at December 31, 1996. The Company believes its current provision of $589,000 for sales returns, allowances and bad debts is adequate.

  Cash of $29.4 million was provided by financing activities during 1996 primarily from the net proceeds from sale of common stock in a July 1996 public offering.

  In August 1997, the Board of Directors authorized a stock repurchase program under which up to 1.0 million shares of the Company's common stock may be repurchased. In March, 1998, the Board increased the repurchase program to 2.0 million shares. The Company may purchase such common stock from time to time at prevailing prices in the open market, by purchases or in private transactions. Through March 1, 1998, the Company has repurchased 765,000 shares of common stock for approximately $2.0 million. In addition, in October 1997, 137,524 shares of common stock were returned to the Company as part of the proceeds received on the sale of BSM. Partially offsetting these reductions, 88,888 additional shares of common stock were issued in August as part of the settlement agreement with the principals of CLMA discussed above and 109,091 shares of stock were issued in October to the new CEO in return for a cash payment of $100,000 and a promissory note for $200,000. As of March 1, 1998, there were approximately 9.7 million shares of the Company's common stock issued and outstanding.

  The Company believes that the continued expenditure of funds will be necessary to support its future operations, and that cash and short-term investments of $28.0 million on hand at December 31, 1997 will be sufficient to fund its operations, capital requirements, repurchases of Company common stock and expansion needs for the foreseeable future. As of March 1, 1998, cash and short term investments totaled $26.0 million.

  The Company has experienced operating losses for each of the past four years. Net losses for the year ended December 31, 1997 were $19.0 million, and the Company had an accumulated deficit of $42.8 million at December 31, 1997. The Company's ability to increase revenue and achieve profitability and positive cash flow will depend on a number of factors as summarized under "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K. The Company anticipates that it will continue to experience operating losses through 1998, and there can be no assurance that the Company will generate sufficient revenues, or adequately control costs, to achieve profitability or positive cash flow beyond 1998.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  During June 1997, the Financial Accounting Standards Board ("FASB") released SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display in financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The FASB also released SFAS no. 131, "Disclosure about Segments of an Enterprise and Related Information," which requires disclosure of business and geographic segments in the consolidated financial statements of the Company. In 1998, the Company will adopt SFAS Nos. 130 and 131 and is currently analyzing the impact such statements will have on the disclosures in its financial statements.

CAUTIONS REGARDING FORWARD-LOOKING STATEMENTS

  This Annual Report on Form 10-K contains forward-looking statements under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Annual Report within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding intent, belief or current expectations of the Company and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results expressed or implied by the forward-looking statements. Factors that might cause such differences include, but are not limited to, uncertainty of profitability of the Company, failure of the Company's Crescendo! software products or medical product registries to achieve market acceptance, failure of the Company's clinical trials management services to obtain market acceptance, significant delays in developing and implementing system interfaces related to the Company's software database products, discovery of technical difficulties or defects in the client/server products and medical product registries, failure of the Company's initiatives to increase Vista product sales, expand its clinical trial management services, expand software consulting services to healthcare providers and reduce its expense base, and adverse outcomes in the Company's shareholder litigation or SEC investigation. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth under "Cautionary Statement" filed as Exhibit 99 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements of the Company as of and for the year ended December 31, 1997 begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  On June 2, 1997, the Company advised Ernst & Young LLP ("Ernst & Young") that the Company was discontinuing Ernst & Young's services as the Company's independent accountants. The Company subsequently engaged Arthur Andersen LLP ("Arthur Andersen") as the Company's independent public accountants on June 10, 1997. The decisions to discontinue Ernst & Young and to engage Arthur Andersen were unanimously approved by the Board of Directors of the Company.

  As previously disclosed by the Company, the Company's management, Ernst & Young and outside legal counsel began an investigation of the Company's accounting practices in March 1997. The outside legal counsel to the Company also retained Arthur Andersen to assist in the investigation. As a result of the investigation, the Company disclosed restatements of previously reported financial position and results of operations for the years 1994 and 1995 and the nine months ended September 30, 1996 as part of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on April 4, 1997.

  Ernst & Young's reports on the financial statements of the Company for the fiscal years ended December 31, 1994, 1995 and 1996 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

  To the knowledge of the present executive management and the Board of Directors of the Company, in connection with the audits of the Company's financial statements for each of the three fiscal years ended December 31, 1994, 1995 and 1996, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the matter in its reports.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein by reference. A list of executive officers is found in Item 1.

ITEM 11. EXECUTIVE COMPENSATION.

  Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Pursuant to General Instruction G(3), reference is made to the information contained in the Company's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 30, 1998, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

                                                                    PAGE NUMBER
                                                                      IN THIS
    DESCRIPTION                                                    ANNUAL REPORT
    -----------                                                    -------------
   Reports of Independent Public Accountants......................      F-2
   Consolidated Financial Statements
   Consolidated Balance Sheets....................................      F-4
   Consolidated Statements of Operations..........................      F-5
   Consolidated Statements of Changes in Shareholders' Equity.....      F-6
   Consolidated Statements of Cash Flows..........................      F-7
   Notes to Consolidated Financial Statements.....................      F-8

(A)(2) FINANCIAL STATEMENT SCHEDULES

   Schedule II -- Valuation and Qualifying Accounts...............      S-1

  All other financial statement schedules normally required under Regulation S-X have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(A)(3) EXHIBITS

EXHIBIT NO.     DESCRIPTION

  *3.1          Restated Articles of Incorporation of the Company, as amended

  *3.2          Bylaws of the Company

  *4.1          Form of Certificate for Common Stock

  *10.1 Agreement Regarding Distribution of Software Programs between Allergan, Inc., and Summit Medical Systems, Inc., dated September 1, 1994

  *10.2 Agreement Regarding Distribution of Software Programs between SciMed Life Systems, Inc., and Summit Medical Systems, Inc., dated March 1, 1994, as amended in September 1994

  *10.3 American Society of Cataract and Refractive Surgery National Database Development Agreement, dated February 18, 1994

  *10.4 First Amendment and Restatement of STS National Database Agreement, dated March 26, 1995

  *10.5         Summit Medical Systems, Inc., 1993 Stock Option Plan

  *10.6         Summit Medical Systems, Inc., 1995 Employee Stock Purchase
                Plan

  *10.7         Summit Medical Systems, Inc., 1995 Non-Employee Director Stock
                Option Plan

  *10.8 Agreement Regarding Distribution of Software Programs between Boston Scientific Corporation and Summit Medical Systems, Inc., dated June 30, 1995

  *10.9 Amendment by Letter dated July 26, 1995 of Agreement Regarding Distribution of Software Programs between SciMed Life Systems, Inc. and Summit Medical Systems, Inc., dated March 1, 1994, as amended in September 1994

  *10.10 Amendment by Letter dated July 18, 1995 of Agreement Regarding Distribution of Software Programs between Summit Medical Systems, Inc., and Boston Scientific Corporation, dated June 30, 1995

  *10.11 Amendment by Letter dated July 26, 1995 of Agreement Regarding Distribution of Software Programs between Summit Medical Systems, Inc., and Boston Scientific Corporation, dated June 30, 1995

  ****10.12     Agreement Regarding Distribution of Software Programs between
                Boston Scientific Corporation and Summit Medical Systems, Inc.
                dated September 1, 1995

  ****10.13     Agreement Regarding Distribution of Software Programs between
                Smith & Nephew Richards, Inc. and Summit Medical Systems, Inc.
                dated November 10, 1995

  ****10.14     Agreement Regarding Distribution of Software Programs between
                Boston Scientific Corporation and Summit Medical Systems, Inc.
                dated December 1, 1995

  *****10.15    License Agreement between Duke University and Summit Medical
                Systems, Inc. dated December 29, 1995

  *****10.16    Sublicense and Distribution Agreement between Cordillera
                L.L.C. and Summit Medical Systems, Inc. dated December 29,
                1995

  ******10.17   Amendment by Letters dated January 2, 1996, January 16, 1996 and June 29, 1996, of ACC National Database Development
                Agreement, dated February 8, 1991.

  *******10.18  First and Second Amendment to Summit Medical Systems, Inc.,
                1993 Stock Option Plan

  ********10.19 Employment Agreement between Summit Medical Systems,
                Inc., C. L. McIntosh & Associates, Inc. and Charles
                L. McIntosh dated December 31, 1996.

  ******** 10.20Option Agreement between Summit Medical Systems, Inc. and
                Charles L. McIntosh dated December 31, 1996.

  ******** 10.21Reorganization Agreement between Summit Medical Systems, Inc.,
                Cordillera L.L.C., DR Ware LLP and Duke University dated December 31, 1996.

  ******** 10.22Employment Agreement between Summit Medical Systems, Inc. and
                Donald F. Fortin dated December 31, 1996.

  ******** 10.23Option Agreement between Summit Medical Systems, Inc. and
                Donald F. Fortin dated December 31, 1996

  ******** 10.24Option Agreement between Summit Medical Systems, Inc. and
                Robert Califf dated December 31, 1996

  ******** 10.25Option Agreement between Summit Medical Systems, Inc. and
                Harry Phillips dated December 31, 1996

  ******** 10.26Amendment to License Agreement between Duke
                University and Summit Medical Systems, Inc. dated
                December 31, 1996

  ******** 10.27Lease Agreement between Summit Medical Systems, Inc.
                and Red Circle L.L.P. dated September 30, 1996

  ******** 10.28Employment Letter dated March 26, 1997 between Summit
                Medical Systems, Inc. and Richard Willemin

  +10.29 Agreement by and between The American College of Cardiology and Summit Medical Systems, Inc., dated March 10, 1997

  +10.30 Software Development And License Agreement, dated March 31, 1997, between American Academy of Orthopedic Surgeons and Summit Medical Systems, Inc.

  +10.31 Registry Development Agreement, dated February 3, 1997, between Eli Lilly and Company and Summit Medical Systems, Inc.

  ++10.32 Separation Agreement, dated July 28, 1997, between Summit Medical Systems, Inc. and Kevin R. Green

  +++10.33 Agreement dated July 31, 1997, between Summit Medical Systems, Inc., Duke University, DR Ware LLC, Donald F. Fortin, Robert
                M. Califf and Harry R. Phillips

  +++10.34 Agreement dated June 11, 1997, as amended August 14, 1997 between Summit Medical Systems, Inc. and Charles L. McIntosh and Gail J. Greenberg

  ++++10.35     Agreement dated September 17, 1997, by and between Summit
                Medical Systems, Inc. and Bruce S. Maller

  10.36         Third Amendment to Summit Medical Systems, Inc., 1993 Stock
                Option Plan

  10.37         Fourth Amendment to Summit Medical Systems, Inc., 1993 Stock
                Option Plan.

  10.38 Employment Agreement dated October 6, 1997 between Summit Medical Systems, Inc. and Barbara A. Cannon.

  23.1          Consent of Arthur Andersen LLP

  23.2          Consent of Ernst & Young LLP

  27            Financial Data Schedule

  99            Cautionary Statement.
--------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-93700)

** Incorporated by reference to the Company's Current Report on Form 8-K dated October 19, 1995 (File No. 0-26390).

*** Incorporated by reference to the Company's Current Report on Form 8-K dated December 4, 1995 (File No. 0-26390).

**** Confidential treatment requested as to certain portions.

*****Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-01958).

******
     Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 333-05711).

*******
     Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1997 (File No. 0-26390).

********
     Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 (File No. 0-26390).

+ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1997 (File No. 0-26390).

++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1997 (File No. 0-26390).

+++ Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1997 (File No. 0-26390).

++++ Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 1997 (File No. 0-26390).

(B) REPORTS ON FORM 8-K

  During the last quarter of the fiscal year ended December 31, 1997, the Company filed on October 1, 1997 one Current Report on Form 8-K dated September 17, 1997.

(C) EXHIBITS

  See Item 14(a)(3) above.

(D) FINANCIAL STATEMENT SCHEDULES

  See Item 14(a)(2) above.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Date: March 27, 1998                    SUMMIT MEDICAL SYSTEMS, INC.


                                          By     /s/ Barbara A. Cannon
                                          _____________________________________
                                                   Barbara A. Cannon,
                                              President and Chief Executive
                                                         Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

         /s/ John M. Nehra           Chairman of the Board           March 27, 1998
____________________________________
           JOHN M. NEHRA

       /s/ Barabara A. Cannon        President, Chief Executive      March 27, 1998
____________________________________ Officer and Director
         BARBARA A. CANNON           (principal executive
                                     officer)

      /s/ Richard J. Willemin        Vice President,                 March 27, 1998
____________________________________ Finance and Chief Financial
        RICHARD J. WILLEMIN          Officer (principal financial
                                     and accounting officer)
       /s/ W. Hudson Connery         Director                        March 27, 1998
____________________________________
          W. HUDSON CONNERY

         /s/ Kent J. Thiry           Director                        March 27, 1998
____________________________________
            KENT J. THIRY

                          SUMMIT MEDICAL SYSTEMS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                    CONTENTS

Reports of Independent Public Accountants................................... F-2
Consolidated Financial Statements:
  Consolidated Balance Sheets............................................... F-4
  Consolidated Statements of Operations..................................... F-5
  Consolidated Statements of Changes in Shareholders' Equity................ F-6
  Consolidated Statements of Cash Flows..................................... F-7
  Notes to Consolidated Financial Statements................................ F-8
Schedule II--Valuation and Qualifying Accounts.............................. S-1

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Summit Medical Systems, Inc.:

  We have audited the accompanying consolidated balance sheet of Summit Medical Systems, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Medical Systems, Inc. and Subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule with respect to the year ended December 31, 1997 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP

Minneapolis, Minnesota,
February 27, 1998

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Summit Medical Systems, Inc.

  We have audited the consolidated statements of financial position of Summit Medical Systems, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. Our audits also include the financial statement schedule for the years ended December 30, 1996 and 1995 listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Summit Medical Systems, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ Ernst & Young LLP

Minneapolis, Minnesota
April 3, 1997

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                               AS OF DECEMBER 31

                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
                      ------
CURRENT ASSETS:
  Cash and cash equivalents........................ $  5,949,478  $  9,386,069
  Short-term investments...........................   22,046,671    35,243,624
  Accounts receivable, net of allowance of $589,000
   and $650,000....................................    2,297,702     3,776,351
  Other current assets.............................      676,075       678,627
                                                    ------------  ------------
    Total current assets...........................   30,969,926    49,084,671
EQUIPMENT AND FIXTURES, net........................    1,378,343     3,203,931
COMPUTER SOFTWARE COSTS, net of amortization of
 $138,000 in 1996..................................          --      1,198,573
                                                    ------------  ------------
                                                    $ 32,348,269  $ 53,487,175
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses............ $  3,391,744  $  3,625,366
  Deferred revenue.................................    2,352,922     1,867,006
  Accrued compensation.............................      896,234     1,236,118
  Accrued royalties................................       83,555       375,332
  Line of credit...................................          --        150,000
  Notes payable....................................          --        100,000
                                                    ------------  ------------
    Total current liabilities......................    6,724,455     7,353,822
LONG-TERM DEBT.....................................       26,524        50,153
COMMITMENTS AND CONTINGENCIES (Notes 9, 11 and 12)
SHAREHOLDERS' EQUITY:
  Common stock, $.01 par value, 40,553,333 and
   38,933,333 shares authorized; 9,757,429 and
   10,343,830 shares issued and outstanding........       97,574       103,438
  Additional paid-in capital.......................   68,264,965    69,700,376
  Accumulated deficit..............................  (42,765,249)  (23,720,614)
                                                    ------------  ------------
    Total shareholders' equity.....................   25,597,290    46,083,200
                                                    ------------  ------------
                                                    $ 32,348,269  $ 53,487,175
                                                    ============  ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31

                                           1997          1996         1995
                                       ------------  ------------  -----------
REVENUES:
  Software licenses................... $  2,074,926  $  6,093,653  $ 6,077,317
  Support and service.................    3,745,230     4,975,223    3,684,842
  Research and consulting services....    7,259,940     6,102,558    5,719,952
                                       ------------  ------------  -----------
    Total revenues....................   13,080,096    17,171,434   15,482,111
COST OF SALES:
  Software licenses...................    1,369,021       960,860      830,978
  Support and service.................    3,657,182     2,590,011    1,797,388
  Research and consulting services....    4,748,510     4,129,985    3,315,747
                                       ------------  ------------  -----------
    Total cost of sales...............    9,774,713     7,680,856    5,944,113
                                       ------------  ------------  -----------
    Gross profit......................    3,305,383     9,490,578    9,537,998
OPERATING EXPENSES:
  Selling and marketing...............    6,198,767     8,824,971    6,276,646
  General and administrative..........   11,118,499     6,692,371    4,194,375
  Purchase of in-process research and
   development........................           --     4,746,000    7,435,000
  Research and development............    3,502,035     3,932,296    1,230,425
  Restructuring charges...............    4,300,894            --           --
                                       ------------  ------------  -----------
    Total operating expenses..........   25,120,195    24,195,638   19,136,446
                                       ------------  ------------  -----------
LOSS FROM OPERATIONS..................  (21,814,812)  (14,705,060)  (9,598,448)
GAIN ON SALE OF SUBSIDIARIES..........      917,015            --           --
INTEREST INCOME, net..................    1,946,162     1,887,928      574,594
                                       ------------  ------------  -----------
LOSS BEFORE INCOME TAXES..............  (18,951,635)  (12,817,132)  (9,023,854)
PROVISION FOR INCOME TAXES............       93,000        19,000          --
                                       ------------  ------------  -----------
    Net loss.......................... $(19,044,635) $(12,836,132) $(9,023,854)
                                       ============  ============  ===========
BASIC AND DILUTED LOSS PER COMMON
 SHARE................................ $      (1.86) $      (1.37) $     (1.39)
                                       ============  ============  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                           PREFERRED STOCK        COMMON STOCK       ADDITIONAL
                         --------------------  --------------------    PAID-IN    ACCUMULATED
                           SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL      DEFICIT        TOTAL
                         ----------  --------  ----------  --------  -----------  ------------  ------------
BALANCE, December 31,
 1994...................  1,600,000  $ 16,000   4,231,514  $ 42,314  $ 5,216,027  $ (1,383,843) $  3,890,498
  Issuance of common
   stock................        --        --        7,167        72      104,936           --        105,008
  Exercise of stock
   options..............        --        --       76,665       767       26,731           --         27,498
  Employee stock
   purchase plan........        --        --       35,016       350      267,522           --        267,872
  Issuance of stock
   related to
   establishment of
   joint venture........        --        --      200,000     2,000    4,198,000           --      4,200,000
  Value of stock options
   and warrants issued
   in connection with
   joint venture........        --        --          --        --     2,935,000           --      2,935,000
  Value of stock option
   issued for services..        --        --          --        --       218,684           --        218,684
  Conversion of
   preferred stock into
   common stock......... (1,600,000)  (16,000)  1,066,656    10,667        5,333           --            --
  Public offering
   proceeds, net of
   expenses of
   $2,630,624...........        --        --    2,875,000    28,750   23,215,626           --     23,244,376
  Distribution to
   shareholders.........        --        --          --        --           --        (30,714)      (30,714)
  Net loss..............        --        --          --        --           --     (9,023,854)   (9,023,854)
                         ----------  --------  ----------  --------  -----------  ------------  ------------
BALANCE, December 31,
 1995...................        --        --    8,492,018    84,920   36,187,859   (10,438,411)   25,834,368
  Exercise of stock
   options..............        --        --       60,550       606      127,204           --        127,810
  Employee stock
   purchase plan........        --        --       39,262       392      399,816           --        400,208
  Public offering
   proceeds, net
   expenses of $590,503.        --        --    1,752,000    17,520   29,193,497           --     29,211,017
  Value of stock
   warrants issued in
   connection with
   Cordillera purchase..        --        --          --        --     3,792,000           --      3,792,000
  Distribution to
   shareholders.........        --        --          --        --           --       (446,071)     (446,071)
  Net loss..............        --        --          --        --           --    (12,836,132)  (12,836,132)
                         ----------  --------  ----------  --------  -----------  ------------  ------------
BALANCE, December 31,
 1996...................        --        --   10,343,830   103,438   69,700,376   (23,720,614)   46,083,200
  Issuance of common
   stock................        --        --      109,091     1,091      298,909           --        300,000
  Exercise of stock
   options..............        --        --       48,550       485       74,800           --         75,285
  Employee stock
   purchase plan........        --        --       69,194       692      112,504           --        113,196
  Issuance of stock to
   former shareholders
   of C.L. McIntosh.....        --        --       88,888       889      199,109           --        199,998
  Repurchase of common
   stock................        --        --     (764,600)   (7,646)  (2,011,454)          --     (2,019,100)
  Repurchase of common
   stock as part of sale
   of BSM...............        --        --     (137,524)   (1,375)    (316,649)          --       (318,024)
  Value of options
   issued for services..        --        --          --        --        72,370           --         72,370
  Value of options
   issued with
   Cordillera repricing.        --        --          --        --       135,000           --        135,000
  Net loss..............        --        --          --        --           --    (19,044,635)  (19,044,635)
                         ----------  --------  ----------  --------  -----------  ------------  ------------
BALANCE, December 31,
 1997...................        --   $    --    9,757,429  $ 97,574  $68,264,965  $(42,765,249) $ 25,597,290
                         ==========  ========  ==========  ========  ===========  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31

                                           1997          1996         1995
                                       ------------  ------------  -----------
OPERATING ACTIVITIES:
 Net loss............................. $(19,044,635) $(12,836,132) $(9,023,854)
 Adjustments to reconcile net loss to
  net cash used in operating
  activities:
   Depreciation.......................    1,191,553       977,444      581,384
   Amortization.......................      284,352       103,207       91,000
   Loss on write-down of equipment and
    fixtures and computer software
    costs.............................    2,164,847           --           --
   Gain on sale of subsidiaries.......     (917,015)          --           --
   Deferred income taxes..............          --            --       (15,900)
   Value of warrants, options and
    common stock issued in connection
    with acquisitions.................      199,998     3,792,000    7,135,000
   Value of stock options issued for
    services..........................      207,370           --       218,684
   Provision for bad debts............      859,293       308,806       20,864
 Changes in operating assets and
  liabilities:
   Accounts receivable................      281,105       227,007   (2,304,540)
   Advances to officers and employees.     (191,540)      190,000     (190,000)
   Other current assets...............      (45,134)     (137,209)    (389,577)
   Accounts payable and accrued
    expenses..........................      307,528     2,338,506      682,458
   Accrued compensation and royalties.     (525,713)      481,507      119,940
   Deferred revenue...................      600,916       732,830      428,797
                                       ------------  ------------  -----------
     Net cash used in operating
      activities......................  (14,627,075)   (3,822,034)  (2,645,744)
                                       ------------  ------------  -----------
INVESTING ACTIVITIES:
 Purchases of short-term investments..  (26,071,047)  (66,648,127) (28,700,801)
 Sales of short-term investments......   39,268,000    52,123,177   10,884,966
 Sale of long-term investments........          --            --        42,418
 Purchases of equipment and fixtures..     (806,383)   (2,705,958)  (1,110,299)
 Purchase of software development--
  Cordillera acquisition..............          --     (1,152,000)         --
 Net proceeds on sale of
  subsidiaries........................      606,242           --           --
 Other................................       (2,080)      (38,308)     (12,186)
                                       ------------  ------------  -----------
     Net cash provided by (used in)
      investing activities............   12,994,732   (18,421,216) (18,895,902)
                                       ------------  ------------  -----------
FINANCING ACTIVITIES:
 Net proceeds (repayments) from line
  of credit...........................     (150,000)       70,000       65,000
 Proceeds from long-term debt.........          --         52,211          --
 Principal payments on long-term
  debt................................      (23,629)      (54,869)     (61,742)
 Proceeds from (repayments of) notes
  payable.............................     (100,000)       85,000      (93,699)
 Proceeds from (repayments of) note
  payable--officer....................          --        (17,991)      17,166
 Distributions to shareholders........          --       (446,071)     (30,714)
 Net proceeds from common stock
  transactions........................      413,196    29,611,225   23,617,256
 Payments for repurchase of common
  stock...............................   (2,019,100)          --           --
 Net proceeds from exercise of common
  stock options.......................       75,285       127,810       27,498
                                       ------------  ------------  -----------
     Net cash provided by (used in)
      financing activities............   (1,804,248)   29,427,315   23,540,765
                                       ------------  ------------  -----------
     Increase (decrease) in cash and
      cash equivalents................   (3,436,591)    7,184,065    1,999,119
CASH AND CASH EQUIVALENTS, beginning
 of year..............................    9,386,069     2,202,004      202,885
                                       ------------  ------------  -----------
CASH AND CASH EQUIVALENTS, end of
 year................................. $  5,949,478  $  9,386,069  $ 2,202,004
                                       ============  ============  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the period for
  interest............................ $      5,351  $     14,054  $    20,388
 Equipment and fixtures acquired in
  exchange for long-term debt.........          --         35,000       30,570

  The accompanying notes are an integral part of these consolidated financial statements.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS:

  Summit Medical Systems, Inc. (the Company or Summit Medical) is a provider of clinical information systems (primarily database software) and regulatory and clinical consulting services to the healthcare industry. The Company sells its products and services in two segments of the healthcare industry: healthcare providers, including specialty physicians, hospitals, and physician and hospital networks; and medical product manufacturers, including pharmaceutical, biologics and medical device firms.

  The Company has experienced operating losses for each of the past four years. Net losses for the year ended December 31, 1997 were $19,044,635, and the Company had an accumulated deficit of $42,765,249 at December 31, 1997. The Company's ability to increase revenue and achieve profitability and positive cash flow will depend on a number of factors, including: obtaining market acceptance of the Crescendo! software and gaining market share among cardiovascular healthcare providers; migrating a substantial portion of the Company's Vista software customers to Crescendo! software; expanding consulting services at C.L. McIntosh and Associates, Inc. (C.L. McIntosh) and successfully expanding the clinical trials management services and achieving market acceptance of medical product registries among medical product manufacturers. Additionally, the resolution of litigation discussed in Note 9 could have a material adverse effect on the Company's financial position. The Company expects to incur substantial software development expenditures to enhance its technologies and to develop database software for use in clinical trials management. In addition, the Company anticipates increased operating expenses for personnel to expand its clinical trial management services. As a result, the Company anticipates that it will continue to experience operating losses through 1998. The Company's ability to achieve profitability and positive cash flow in future periods will depend on its ability to control costs and keep increases in expenditures below growth in revenue, if any. There can be no assurance that the Company will generate sufficient revenues, or adequately control costs, to achieve profitability or positive cash flow.

 Sale of Subsidiaries

  During the third quarter of 1997, the Company sold two wholly owned subsidiaries originally acquired in 1995, the BSM Consulting Group (BSM) and Medical Information Systems Company, Inc. (MIS), in separate transactions. The Company sold these subsidiaries as part of its strategy to focus on information systems and services in the cardiovascular arena, and research and data management services provided through its wholly owned subsidiary, C.L. McIntosh. Proceeds from the sale of these subsidiaries, less related fees and commissions, totaled $0.9 million including the repurchase of 137,524 shares of the Company's common stock from the principal of BSM. The Company recorded a onetime gain of $917,000 in 1997 related to these transactions.

 Restructuring Charges

  During 1997, the Company incurred charges as a result of the reduction and refocus of its operations. The Company does not anticipate any future benefit from the costs incurred. These charges and reserves included:

  a. Severance payments, outplacement fees and write-downs on surplus personal computers and office furniture following significant staff reductions, and the departure of several senior executives. The Company reduced its headcount from 208 full-time employees at December 31, 1996 to 121 at December 31, 1997.

  b. Charges associated with the write-off of the unamortized balance on capitalized software primarily related to Crescendo! Forte originally recorded in connection with the acquisition of Cordillera L.L.C. (Cordillera) joint venture in December 1996. The Company ceased marketing Crescendo! Forte in 1997.

  c. Charges incurred in connection with negotiating to reduce leased space at the Company's headquarters facility, including writing off unamortized leasehold improvements, related broker commissions, and penalties.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  d. The cost to renegotiate its contract with various subsidiaries of Boston Scientific Corporation for the development and marketing of clinical database software for certain medical specialties markets, including vascular, electrophysiology, urology and critical care. The Company curtailed its investment in these areas to focus more directly on the cardiology and cardiovascular markets which had the greatest near-term revenue potential.

  The significant components of the restructuring charges are as follows:

     Write-down of equipment and fixtures........................... $1,156,194
     Write-off of computer software costs...........................  1,008,653
     Severance and other costs......................................  1,078,930
     Lease renegotiation............................................    675,000
     Contract renegotiation with customer...........................    309,747
     Value of stock options issued for services.....................     72,370
                                                                     ----------
                                                                     $4,300,894
                                                                     ==========

  All amounts were paid or incurred prior to December 31, 1997 with the exception of the following amounts which are recorded in accrued liabilities:

     Lease renegotiation.............................................. $ 57,692
     Severance and other costs........................................  497,800
                                                                       --------
                                                                       $555,492
                                                                       ========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Principles of Consolidation

  The consolidated financial statements as of December 31, 1997 include the accounts of the Company and its wholly owned subsidiaries, Summit Medical Europe, S.A.R.L. and C. L. McIntosh. All intercompany balances and transactions have been eliminated.

 Revenue Recognition

  SOFTWARE LICENSES

    The Company recognizes revenue from sales of software licenses on shipment provided that no significant vendor and postcontract support obligations remain outstanding and that collection of resulting receivables is probable.

    The Company recognizes revenue under agreements requiring significant vendor obligations such as installation, testing, interface and system integration when all of the following conditions have been satisfied: (i) delivery has occurred; (ii) system installation, testing, integration and on-site consulting assistance has been completed; (iii) a signed agreement has been received; and (iv) collectibility is probable. In addition, certain contracts require revenue recognition under contract accounting rules, whereby revenue is recognized on a percentage-of-completion basis, subject to probability of collection.

  SUPPORT AND SERVICE

    Revenue for service and support is deferred and recognized over the period in which support services are provided using the straight-line method. All other revenue, including training fees, is recognized upon performance of the applicable services.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  RESEARCH AND CONSULTING SERVICES

    Revenues from research and consulting services are recognized as the services are performed.

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

 Royalty Expense

  The Company recognizes and accrues royalty expense at the time the Company recognizes the related revenue from software licenses sold and services rendered. Royalties are due and paid either 30 or 45 days after the end of the quarter in which the Company recognizes the sale.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

 Short-Term Investments

  Investments with a maturity of more than 90 days at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its short-term investments, consisting of U.S. treasury bills, U.S. treasury notes, commercial paper and discounted notes, as available for sale. At December 31, 1997 and 1996, the fair market value of the short-term investments approximated cost.

 Allowance for Doubtful Accounts

  The Company determines an allowance for doubtful accounts based upon an analysis of the collectibility of specific accounts and the aging of the accounts receivable.

 Equipment and Fixtures

  Equipment and fixtures are stated at cost. The Company provides for depreciation using accelerated methods at rates designed to amortize the cost of equipment and fixtures over their estimated useful lives of three to five years.

 Computer Software Costs

  Computer software costs include the cost of internally developed software, which have been capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and $1,152,000 of developed software technology acquired in connection with the acquisition of a joint venture. During 1997, in connection with the decision to no longer market Crescendo! Forte, the Company reviewed capitalized software development costs, which principally related to Crescendo! Forte, and determined that these costs were no longer realizable.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

Accordingly, the Company wrote off all such capitalized software development costs (approximately $1,000,000) during 1997. The Company continues to incur software development costs associated with its Crescendo! and Registry product lines. However, the development costs incurred between the time technological feasibility is established and general release of the product are not material; accordingly, the Company charges these costs to expense as incurred. Amortization expense prior to the write-off, based on an 18-month useful life, during 1997, 1996 and 1995 was $192,000, $39,000 and $91,000, respectively.

 Impairment of Long-Lived Assets

  The Company evaluates the carrying value of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Based on this evaluation, the Company has recorded a charge of approximately $1,200,000 related to assets that have been impaired as a result of a change in business focus during 1997 (see Note 1). These amounts are included as part of restructuring charges on the accompanying consolidated statement of operations.

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

 Recently Issued Accounting Pronouncements

  Statement of Position (SOP) 97-2, "Software Revenue Recognition," issued in October 1997, is effective for transactions entered into beginning January 1998. This statement supersedes SOP 91-1 and provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The Company is currently analyzing the implementation of SOP 97-2 and does not believe it will have a material impact on the Company's financial condition or results of operations.

  During June 1997, the Financial Accounting Standards Board released SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company will adopt SFAS No. 130 in 1998 and is currently analyzing the impact it will have on the disclosures in the financial statements.

  During June 1997, the Financial Accounting Standards Board released SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 15, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 in 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

 Legal Costs

  The Company's policy is to accrue all probable and estimatable legal fees as they are identified.

 Reclassifications

  Certain amounts previously reported in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no effect on previously reported net loss or shareholders' equity.

3. NET LOSS PER COMMON SHARE:

  As of December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share," and all prior loss per common share amounts were retroactively restated. One of the more significant changes is the replacement of primary loss per common share with basic loss per common share. Basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The computation of diluted loss per common share, formerly referred to as fully diluted loss per common share, is similar to the computation of basic loss per common share, except that the denominator is increased for the assumed exercise of dilutive options using the treasury stock method.

  Computations of basic loss per common share and diluted loss per common share for the years ended December 31 are as follows:

                                           1997          1996         1995
                                       ------------  ------------  -----------
Net loss.............................. $(19,044,635) $(12,836,132) $(9,023,854)
                                       ============  ============  ===========
Weighted average common shares
 outstanding--used for basic and
 diluted loss per share...............   10,258,860     9,398,931    6,512,874
                                       ------------  ------------  -----------
                                       $      (1.86) $      (1.37) $     (1.39)
                                       ============  ============  ===========

  Options totaling 2,444,184, 2,433,900 and 808,759, respectively, were not reflected in diluted loss per common share as their effect would be antidilutive. The effect of this accounting change on previously reported loss per common share data was not significant.

4. MERGERS:

  Effective November 20, 1995, the Company exchanged 126,386 shares of common stock in a pooling of interests for all outstanding shares of MIS, a developer of decision-support software for determining expected outcomes from preventive care, occupational health and pharmacological interventions.

  Effective October 6, 1995, the Company exchanged 182,524 shares of common stock in a pooling of interests for all outstanding shares of BSM, a healthcare consulting firm providing services in the areas of strategic planning, data analysis and various other services.

  Effective December 31, 1996, the Company exchanged 976,453 shares for all outstanding shares of common stock in a pooling of interests of C.L. McIntosh, a healthcare consulting firm providing services in the areas of Medicare and regulatory affairs.

  During 1997, the Company paid the selling shareholders of C.L. McIntosh $1,800,000, issued shares of common stock totaling 88,888 at $2.25, and canceled and reissued options repriced at $2.75, primarily in exchange for their release from potential claims, including potential liability associated with the Company's restatement of revenues in early 1997.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  Condensed statements of operations data for the years ended December 31, 1996 and 1995 for the effects of the merger with C.L. McIntosh are as follows:

                                             SUMMIT        C.L.
                                             MEDICAL     MCINTOSH   COMBINED
                                           -----------  ---------- -----------
1995
Revenue................................... $11,586,577  $3,895,534 $15,482,111
Net income (loss).........................  (9,518,438)    494,584  (9,023,854)
Net income (loss) per share--basic and
 diluted..................................       (1.70)        .51       (1.39)
1996
Revenue...................................  13,500,301   3,671,133  17,171,434
Net income (loss)......................... (13,027,591)    191,459 (12,836,132)
Net income (loss) per share--basic and
 diluted..................................       (1.55)        .20       (1.37)

5. ACQUISITION OF JOINT VENTURE:

  On December 29, 1995, the Company entered into a software license agreement with Duke University (Duke) and formed a joint venture, Cordillera, with three of Duke's nationally recognized cardiologists. Under the software license agreement, Duke granted the Company an exclusive license to the Duke Cardiology Information System, a clinical information database system for cardiology. In connection with the software license agreement, the Company issued 200,000 shares of common stock to Duke and a seven-year warrant to purchase an additional 200,000 shares of common stock at $21.00 per share, the market value of the Company's common stock on the day prior to the issuance of the warrant. The Company also issued a vested option for 40,000 shares of common stock at $15.50 per share, the market value of the Company's stock on the day of the issuance of the option. The option was issued to the Company's chief executive officer for assistance received from him related to this transaction while he was acting as an independent consultant to the Company. In addition, Duke and the individual cardiologists were entitled to subscribe for the purchase of up to a 50% ownership position in the joint venture at any time prior to December 29, 2002, at a cost of $2,000.

  The total purchase price of $7,435,000, consisting of the market price of the stock ($4,200,000), the value of the option and warrant ($2,935,000) and acquisition-related expenses ($300,000), was allocated to in-process software development technology and was charged to expense upon closing of the transaction on December 29, 1995.

  The Company's ownership position in the joint venture until December 1996 was 99%, and resulted in all start-up losses being consolidated into the Company's operating results. On December 31, 1996, the Company acquired the outstanding equity interest and all options to acquire equity interests in Cordillera not held by the Company. The total purchase price of $5,898,000, consisting of cash ($2,000,000), the value of options and warrants to purchase 675,000 shares of the Company's common stock for a ten-year period at $7.50 per share ($3,792,000) and acquisition-related expenses ($106,000), has been allocated to developed software ($1,152,000) and to in-process software development technology $(4,746,000). The in-process software development technology was charged to expense upon closing of the transaction on December 31, 1996. The developed software was written off during 1997 as part of the restructuring discussed in Note 1. The agreement also included warrants to purchase 125,000 shares of Company common stock for a ten-year period at $7.50 per share if certain performance measurements are met. No value was assigned to these warrants due to their contingent nature.

  In July 1997, the Company agreed to pay the selling shareholders $750,000 and canceled and reissued outstanding options and warrants repriced at $2.50 per share primarily in exchange for a release from potential claims, including potential liability associated with the Company's restatement of results during early 1997. The Company recorded a charge totaling $135,000 for the fair value of the repriced options and warrants granted as of the date of issuance using the Black-Scholes pricing model.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

6. EQUIPMENT AND FIXTURES:

  Equipment and fixtures are as follows as of December 31:

                                                          1997         1996
                                                       -----------  -----------
     Furniture and fixtures........................... $ 1,190,409  $ 1,640,983
     Computer and telephone equipment.................   2,703,845    3,146,829
     Vehicles.........................................      21,126       55,261
     Leasehold improvements...........................     404,989      466,292
                                                       -----------  -----------
                                                         4,320,369    5,309,365
     Less--Accumulated depreciation...................  (2,942,026)  (2,105,434)
                                                       -----------  -----------
                                                       $ 1,378,343  $ 3,203,931
                                                       ===========  ===========

7. SHORT-TERM NOTES PAYABLE:

  C.L. McIntosh had a balance on its line of credit at December 31, 1995 of $80,000, the entirety of which was due on May 1, 1996, along with unpaid accrued interest of 1% over the bank's prime rate. In 1996, the Company paid $20,000 of this balance and received an additional $90,000 for a balance of $150,000 at December 31, 1996 (prime rate of 8.25% at December 31, 1996). The weighted average interest rate on the borrowings in fiscal 1996 was 8.875%.

  On December 23, 1996, prior to the merger of the Company, C.L. McIntosh borrowed $100,000 in exchange for an unsecured Promissory Note due July 1, 1997, with interest of 1% over the bank's prime rate. The unsecured Promissory Note and line of credit were paid in full in 1997.

8. COMMON STOCK:

  In August 1995, the Company sold 2,875,000 shares of common stock in its initial public offering for $25,875,000, less related costs of $2,630,624. In July 1996, the Company sold an additional 1,752,000 shares of common stock in a secondary offering for $31,536,000, less related costs of $2,324,983.

  In August 1997, the Company announced a stock repurchase program. The Company repurchased 764,600 shares at prices ranging from $2.00 to $3.13 during 1997.

9. COMMITMENTS AND CONTINGENCIES:

 Litigation

  The Company, its directors and certain officers are defendants in a punitive class action suit that was filed in March 1997. The Company, its directors and certain officers are also defendants in a federal court securities action filed in April 1997. In addition to the claims alleged in the consolidated action, the federal securities action complaint alleges common law fraud and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. The suits do not state the monetary damages that are being sought at this time. The Company has made a motion to dismiss certain claims and intends to defend against these actions vigorously. However, there is no assurance that any judgment, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  The Company has been informed by the Division of Enforcement of the Securities and Exchange Commission (the Commission), through service of a subpoena in March 1997, that the Commission is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation. There can be no assurance that any order, decree or other action issued or taken by the Commission arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

  The nature of the Company's operations expose it to the risk of certain legal claims in the normal course of business. Although the outcome of these matters cannot be determined, management believes that final disposition of these matters will not have a material adverse effect on the Company's operating results or financial condition.

 Leases

  The Company leases its office space, an automobile and certain office equipment under various operating leases which expire at various dates through November 2005. The Company is required to pay a pro rata share of taxes and utilities for each of the office locations. Future minimum payments under the leases at December 31, 1997 are as follows:

       FISCAL YEAR:
       ------------
       1998.......................................................... $  684,117
       1999..........................................................    664,615
       2000..........................................................    708,184
       2001..........................................................    416,630
       2002..........................................................    334,863
       Thereafter....................................................  1,064,796
                                                                      ----------
                                                                      $3,873,205
                                                                      ==========

  Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,718,970, $934,492 and $634,967, respectively.

10. INCOME TAXES:

  As of December 31, 1997, the Company had a net operating loss (NOL) and AMT credit carryforwards of approximately $30,440,000 and $37,000, respectively, available to offset its future income tax liability. The NOL and tax credit carryforwards begin to expire in the year 2009.

  The provision for income taxes of $93,000 in 1997 and $19,000 in 1996 relates primarily to state income taxes.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                           1997         1996
                                                        -----------  ----------
Deferred tax assets:
  Net operating loss carryforwards..................... $11,567,000  $3,981,000
  Temporary differences-
    Purchase of in-process research and development....   4,163,000   4,089,000
    Allowance for doubtful accounts....................     225,000     227,000
    Other reserves and accrued expenses................     507,000         --
  Valuation allowance.................................. (16,462,000) (8,297,000)
                                                        -----------  ----------
      Net deferred tax asset........................... $       --   $      --
                                                        ===========  ==========

  A valuation allowance of 100% of tax benefits has been provided because of the Company's history of operating losses. The Company has made private and public offerings of its stock during the past three years and, as a result, may have incurred ownership changes under Section 382 of the Internal Revenue Code. Section 382 may limit the amount of NOLs that can be utilized in the future.

11. STOCK OPTIONS:

  The Company has established the Stock Option Plan of 1993, for which 2,626,666 shares of common stock are reserved. The options held by officers can be either incentive stock options or nonstatutory options to be granted to employees and consultants of the Company. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable at various intervals and expire ten years from the date of grant.

  The Company has also adopted the 1995 Director Plan, for which 66,666 shares of common stock have been reserved. The plan provides for an automatic grant of nonqualified stock options to purchase 6,666 shares of common stock to nonemployee directors on the date such individuals are first appointed directors of the Company, and an automatic grant of an option to purchase an additional 2,000 shares of common stock on the day after each subsequent annual meeting of the Company's shareholders. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable as to 100% of such shares on the first annual anniversary of the date of such grant and expire ten years from the date of grant.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  In addition to the options granted under the Stock Option Plan of 1993 and the 1995 Director Plan, the Company has issued options outside of the plans, primarily as consideration for acquisitions.

  Option activity is summarized as follows:

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                         EXERCISE
                                      SHARES                   NONPLAN    PRICE
                                    AVAILABLE   PLAN OPTION    OPTIONS     PER
                                    FOR GRANT   OUTSTANDING  OUTSTANDING  SHARE
                                    ----------  -----------  ----------- --------
Balance at December 31, 1994.......    325,363     501,303     146,662    $2.43
  Granted..........................   (231,998)    231,998      18,794    12.17
  Exercised........................        --       (9,999)    (66,666)    0.36
  Canceled.........................     13,333     (13,333)        --      3.75
                                    ----------  ----------    --------    -----
Balance at December 31, 1995.......    106,698     709,969      98,790     5.53
  Shares reserved..................  1,300,000         --          --       --
  Granted.......................... (2,346,634)  2,346,634     610,666    10.63
  Exercised........................        --      (54,975)     (5,575)    2.11
  Canceled.........................  1,266,609  (1,266,609)     (5,000)   15.41
                                    ----------  ----------    --------    -----
Balance at December 31, 1996.......    326,673   1,735,019     698,881     6.65
  Shares reserved..................    500,000         --          --       --
  Granted.......................... (1,607,500)  1,607,500     713,000     3.00
  Exercised........................        --      (43,676)     (4,874)    1.55
  Canceled.........................  1,658,321  (1,658,321)   (603,345)    7.76
                                    ----------  ----------    --------    -----
Balance at December 31, 1997.......    877,494   1,640,522     803,662    $2.90
                                    ==========  ==========    ========    =====

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

  During 1997, the Company cancelled and reissued previously granted options held by employees to purchase shares of common stock with original exercise prices that ranged from $4.75 to $17.25 per share and replaced them with new options with an exercise price of $2.69 per share.

  During 1997, the Company cancelled and reissued options and warrants including shares issued in conjunction with certain acquisitions (see Notes 4 and 5).

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

  The following table summarizes information about the stock options outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                      ------------------------------------- --------------------
                                                   WEIGHTED             WEIGHTED
                                  WEIGHTED AVERAGE AVERAGE              AVERAGE
   RANGE OF             NUMBER       REMAINING     EXERCISE   NUMBER    EXERCISE
 EXERCISE PRICES      OUTSTANDING CONTRACTUAL LIFE  PRICE   EXERCISABLE  PRICE
 ---------------      ----------- ---------------- -------- ----------- --------
 $1.00 - 1.99.......     225,723        7.99        $1.63      72,484    $1.50
 $2.00 - 2.99.......   1,840,500        9.55         2.63     206,750     2.52
 $3.00 - 3.99.......     221,995        7.87         3.63     168,597     3.60
 $4.00 - 6.99.......     149,300        8.79         6.91      37,660     6.88
 $7.00 - 7.88.......       6,666        8.79         7.88       6,666     7.88
                       ---------        ----        -----     -------    -----
                       2,444,184        9.21        $2.90     492,157    $3.15
                       =========        ====        =====     =======    =====

  Options outstanding expire at various dates during the period from 1998 through 2006. Exercise prices for options outstanding as of December 31, 1997 ranged from $1.50 to $7.88 per share. The number of options exercisable as of December 31, 1997, 1996 and 1995 were 492,157, 461,808 and 178,709, respectively, at weighted average exercise prices of $3.15, $4.89 and $2.35 per share, respectively.

  The weighted average grant date fair value of plan options granted at market prices during the years ended December 31, 1997, 1996 and 1995 was $1.87, $4.81 and 6.14 per share, respectively. The weighted average grant date fair value of nonplan options granted at market prices during the years ended December 31, 1997, 1996 and 1995 was $2.19, $9.61 and $0, respectively. The weighted average grant date fair value of nonplan options granted below market prices during the years ended December 31, 1997, 1996 and 1995 was $0, $5.52 and $8.91, respectively.

  The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per common share would have been increased to the following pro forma amounts:

                                           1997          1996         1995
                                       ------------  ------------  -----------
   Net loss:
     As reported...................... $(19,044,635) $(12,836,132) $(9,023,854)
     Pro forma........................  (19,844,559)  (13,672,621)  (9,598,186)
   Basic and diluted loss per share:
     As reported......................        (1.86)        (1.37)       (1.39)
     Pro forma........................        (1.93)        (1.45)       (1.46)

  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rate of 6.00%; no dividend yield; volatility factors of 86.5%, 87.7% and 61.5%; and a weighted average expected life of the option of 5, 2.29 and 2.29 years.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

12. EMPLOYEE STOCK PURCHASE PLAN:

  Under the 1995 Employee Stock Purchase Plan, 133,333 shares of common stock have been reserved. All employees who have met the service eligibility requirements are eligible to participate and may direct the Company to make payroll deductions of 2% to 15% of their compensation during a purchase period for the purchase of shares under the plan. The 1995 Employee Stock Purchase Plan provides participating employees the right, subject to certain limitations, to purchase the Company's common stock at a price equal to the lower of 85% of the fair market value of the Company's common stock on the first day, or the last day, of the applicable purchase period. The first purchase period commenced on August 3, 1995 and ended on December 29, 1995. Subsequent purchase periods will run for six months, subject to acceleration in the case of a merger or consolidation in which the Company is not the surviving corporation, or the liquidation, dissolution or sale of substantially all of the assets of the Company. In 1997, 1996 and 1995, 69,194, 39,262 and 35,016 shares were purchased and issued, respectively.

13. SIGNIFICANT CUSTOMER:

  The Company has historically sold a substantial portion of its product to one customer. Sales to this customer during 1997 were not significant. During 1996, sales to this customer aggregated $1,651,039. At December 31, 1997 and 1996, amounts due from this customer included in accounts receivable were $5,400 and $478,267, respectively.

                 SUMMIT MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                   ADDITIONS
                          BALANCE     TO                               BALANCE
                            AT      CHARGED  CHARGED TO                 AT END
                         BEGINNING COSTS AND   OTHER                      OF
                         OF PERIOD EXPENSES   ACCOUNTS    DEDUCTIONS    PERIOD
                         --------- --------- ----------   ----------   --------
Year ended December 31,
 1995:
  Allowance for doubtful
   accounts............. $ 79,533  $ 20,864   $    --      $    --     $100,397
Year ended December 31,
 1996:
  Allowance for doubtful
   accounts.............  100,397   308,806    300,000(1)    59,203(2)  650,000
Year ended December 31,
 1997:
  Allowance for doubtful
   accounts.............  650,000   859,293        --       920,293(2)  589,000

--------
(1) Sales return allowance.
(2) Write-off uncollectable accounts receivable.