Form 10-Q
period 1998-03-31
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1998-05-14
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares outstanding of the Registrant's Common Stock on March 31,1998 was

                         9,617,429 shares $.01 Par Value

INDEX


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

          Consolidated statements of financial position -- March 31, 1998 and December 31, 1997

          Consolidated statements of operations -- Three months ended March 31, 1998 and 1997

          Consolidated statements of cash flows -- Three months ended March 31, 1998 and 1997

          Notes to consolidated financial statements - March 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  CHANGES IN SECURITIES
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
         27  Financial Data Schedule

         (b) Reports on Form 8-K
             None


SIGNATURES

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Summit Medical Systems, Inc. (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, 1) failure of the Company's Crescendo! software products, medical product registry services, or clinical trials management services to obtain market acceptance, 2) significant delays in developing and implementing system interfaces related to the Company's software database products, 3) discovery of technical difficulties or defects in the client/server products or medical product registries, 4) failure of the Company's resumed marketing initiatives to increase Vista product sales, and 5) adverse outcomes related to the Company's shareholder lawsuits or SEC investigation. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to the Company's Annual Report on Form 10-K, dated March 27, 1998. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                           MARCH 31,   DECEMBER 31,
                                                             1998         1997
ASSETS                                                    (UNAUDITED)
                                                         ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents                              $  6,959,785  $  5,949,478
  Short-term investments                                   17,940,336    22,046,671
  Accounts receivable (net of allowance of $754,000 at      2,925,937     2,297,702
     March 31, 1998; $589,000 at December 31, 1997)
  Other current assets                                        563,013       676,075
                                                         ------------  ------------
        Total current assets                               28,389,071    30,969,926

  Equipment and fixtures, net                               1,481,436     1,378,343
                                                         ------------  ------------

        Total assets                                     $ 29,870,507  $ 32,348,269
                                                         ============  ============

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                  $  2,344,743  $  3,391,744
  Deferred revenue & payables                               3,156,982     2,352,922
  Accrued compensation                                      1,181,298       896,234
  Accrued royalties                                            50,173        83,555
  Income taxes payable                                          3,210            --
                                                         ------------  ------------
        Total current liabilities                           6,736,406     6,724,455

LONG-TERM DEBT                                                 22,047        26,524

SHAREHOLDER'S EQUITY
  Common stock, $.01 par value:
    Authorized shares - 38,933,333
    Issued and outstanding shares - 9,617,429
    at March 31, 1998; 9,757,429 at
    December 31, 1997                                          96,174        97,574
  Additional paid-in capital                               67,799,490    68,264,965
  Accumulated deficit                                     (44,783,610)  (42,765,249)
                                                         ------------  ------------
        Total shareholders' equity                         23,112,054    25,597,290
                                                         ------------  ------------
        Total liabilities and shareholders' equity       $ 29,870,507  $ 32,348,269
                                                         ============  ============



The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                        THREE MONTHS ENDED
                                                             MARCH 31
                                                  ----------------------------

                                                        1998           1997
                                                  ------------   -------------
REVENUE
    Software licenses                             $    501,933    $  1,188,187
    Support and service                                907,413         830,622
    Research and consulting services                 1,402,625       1,994,995
                                                  ------------    ------------
                    TOTAL REVENUE                    2,811,971       4,013,804
COST OF SALES
    Software licenses                                  145,669         564,258
    Support and service                                565,080         857,212
    Research and consulting services                   800,914       1,358,004
                                                  ------------    ------------
                    TOTAL COST OF SALES              1,511,663       2,779,474

                    GROSS PROFIT                     1,300,308       1,234,330

OPERATING EXPENSES
    Selling and marketing                              922,612       1,783,762
    Research and development                           705,618       1,112,268
    General and administrative                       2,045,700       3,412,756
                                                  ------------    ------------
                    TOTAL OPERATING EXPENSES         3,673,930       6,308,786

LOSS FROM OPERATIONS                                (2,373,622)     (5,074,456)

Interest income, net                                   358,471         579,346
                                                  ------------    ------------
LOSS BEFORE INCOME TAXES                            (2,015,151)     (4,495,110)

Income tax expense
                                                         3,210           2,936
                                                  ------------    ------------
NET LOSS                                          $ (2,018,361)   $ (4,498,046)
                                                  ============    ============

NET LOSS PER SHARE:
    Basic and diluted                             $      (0.21)   $      (0.43)
                                                  ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic and diluted                                9,738,429      10,347,575
                                                  ============    ============


The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                            -----------------------------
                                                                1998               1997
                                                            ------------     ------------
OPERATING ACTIVITIES:
  Net loss                                                  $ (2,018,361)    $ (4,498,046)
  Adjustments to reconcile net loss to
    net cash used in operating activities
     Depreciation and amortization                               206,815          439,368
     Provision for bad debts                                     166,660               --
     Changes in operating assets and liabilities:
     Accounts receivable                                        (794,895)         527,268
     Other current assets                                        113,062           50,342
     Accounts payable and accrued expenses                    (1,047,001)         100,563
     Accrued compensation & accrued royalties                    251,682         (749,396)
     Income tax payable                                            3,210               --
     Deferred revenue                                            804,060          351,070
                                                            ------------     ------------
             Net cash used in operating activities            (2,314,768)      (3,778,831)
INVESTING ACTIVITIES:
  Purchase of short-term investments                          (4,596,131)      (9,938,505)
  Sales and maturities of short-term investments               8,702,466       13,419,815
  Purchases of equipment and fixtures                           (309,908)        (263,305)
                                                            ------------     ------------
             Net cash provided by investing activities         3,796,427        3,218,005
FINANCING ACTIVITIES:
  Net proceeds from line of credit                                    --         (150,000)
  Principal payments on long-term debt                            (4,477)          (9,577)
  Proceeds from (repayments of) note payable - officer                --         (100,000)
  Repurchase of common stock                                    (466,875)              --
  Net proceeds from exercise of common stock options                  --           14,498
                                                            ------------     ------------
             Net cash used in financing activities              (471,352)        (245,079)

Increase (decrease) in cash and cash equivablents              1,010,307         (805,905)
Cash and cash equivalents at beginning of period               5,949,478        9,386,069
                                                            ============     ============
Cash and cash equivalents at end of period                  $  6,959,785     $  8,580,164
                                                            ============     ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                  $        704     $      5,352




The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1998
(UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 included in the Annual Report of the Company.

NOTE B - NET LOSS PER COMMON SHARE

As of December 31, 1997, the Company adopted the Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and all prior loss per common share amounts were retroactively restated. SFAS No. 128 requires disclosure of basic and diluted loss per common share on the Company's statement of operations. Under SFAS No. 128, basic loss per common share replaces primary loss per common share. Basic loss per common share is computed by dividing net loss for the period by the weighted average number of shares of common stock outstanding during the period. The computation of diluted loss per common share, formerly referred to as fully diluted income loss per common share, requires that the number of weighted average shares outstanding be increased for the assumed exercise of dilutive options using the treasury stock method. The shares used in computing basic and diluted loss per share were the same for the three months ended March 31, 1998 and 1997 as inclusion of options assumed to be exercised in the diluted loss per share computation would have been anti-dilutive.

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," effective January 1998. This statement provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The implementation of SOP 97-2 did not have a material impact on the Company's financial condition or results of operations. A provision of SOP 97-2 has been deferred until January 1, 1999 as a result of the issuance of SOP 98-4, "Software Revenue Recognition." The Company is currently analyzing the deferred provision of SOP 97-2 and does not believe that if and when such provision becomes effective it will have a material impact on the Company's financial condition or results of operations.

The Company also adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income and the components of all other nonowner changes in equity, referred to as comprehensive income. The Company's adoption of SFAS 130 did not have an impact on the Company's interim financial statements, as components of comprehensive income, other than the net loss from on-going operations, were not material.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 at the end of 1998 and is currently analyzing the impact it will have on the disclosures in its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Summit Medical Systems, Inc. (the "Company" or "Summit Medical") is a leading provider of clinical information systems (primarily database software) and regulatory consulting, clinical research, and clinical trial management services to the healthcare industry. The Company markets products and services to two segments within the healthcare industry: healthcare providers (including specialty physicians, hospitals, and physician and hospital networks) and medical product manufacturers (including pharmaceutical, biologics and medical device firms).

HEALTHCARE PROVIDER SEGMENT. The Company's revenue in the healthcare provider segment is generated primarily from software licenses with, and support and services to, hospital cardiac catheterization laboratories and cardiovascular surgery centers. This revenue is derived mainly from sales of two product lines, the Company's Crescendo! client/server relational database software ("Crescendo!") and its Vista Windows-based, flat file software ("Vista"). Additionally, the Company receives support and service fees from customers with installed versions of the Company's DOS software. The Company intends to discontinue supporting its DOS software, which it no longer sells, at the end of 1998. On a limited basis, the Company also markets database software to healthcare providers in other medical specialties, including ophthalmology and orthopedics.

Healthcare providers employ the Company's database software to record, analyze and report detailed data on clinical, economic and patient-reported outcomes of medical procedures, treatments and other interventions. Healthcare providers use the data captured by the Company's database software to profile physician performance, demonstrate quality of care, identify cost-effective clinical practices and monitor costs. Healthcare providers also use the captured data for contracting with third party payors and managed care organizations, establishing quality assurance programs and reporting to regulatory and accreditation agencies. In addition, the database software collects information that healthcare providers can submit to various national and regional clinical databases that are maintained by medical societies, the Company and other healthcare organizations. As participants in these clinical databases, the Company's customers receive benchmarks of practice patterns and clinical outcomes.

To increase the value and productivity of the database software for its customers, the Company offers a range of support and consulting services, including implementation services, operational training programs, data analysis functions and consulting services.

MEDICAL PRODUCT MANUFACTURER SEGMENT. In the medical product manufacturer segment, the Company provides regulatory consulting, clinical research, clinical trial management and medical product registry services to pharmaceutical, biologics and medical device firms. The Company assists medical product manufacturers with obtaining and maintaining Federal Drug Administration ("FDA") clearance for their medical products, and in complying with all applicable FDA regulations. The Company's services include medical device evaluation, regulatory strategy, product and manufacturing quality assurance, statistical analysis, clinical study design and clinical trial management services.

The Company also markets registry services to medical product manufacturers that monitor usage, efficacy and best practices related to a particular medical device or drug. A medical device or pharmaceutical company sponsors a registry to obtain post market information related to usage of a particular medical device or drug, for marketing or ongoing research purposes. Healthcare providers are engaged to collect data, using the Company's database software or other methods, regarding a medical device or drug. Healthcare providers submit their data to the Company's registry where it is aggregated and analyzed by the Company. The Company provides analytical and statistical reporting to the manufacturer of the drug or device based on the data submitted by healthcare providers.

During the first quarter of 1998, the Company announced intentions to expand its capabilities in the medical product manufacturer segment, including opening an office in Nashville, Tennessee which will focus on developing the Company's clinical trial management and medical product registry services.

FIRST QUARTER 1998 RESULTS. The Company incurred an operating loss of $2.4 million during the three months ended March 31, 1998, which was $2.7 million less than the $5.1 million operating loss incurred in the first quarter of 1997. Excluding $1.8 million of nonrecurring special charges recorded in the first quarter of 1997, and $0.2 million of combined losses from two subsidiaries, BSM Consulting Group ("BSM") and Medical Information Systems Company

("MIS"), which were sold in September of 1997, the Company's operating loss in first quarter 1998 was $0.7 million less than first quarter 1997.

Including interest income and income tax expense, the Company's net loss for the first quarter of 1998 was $2.0 million, which represented a $0.5 million decrease from the loss incurred in the first quarter of 1997, excluding the results of BSM and MIS and the nonrecurring special charges recorded in the first quarter of 1997.

The Company's Crescendo! product was initially sold on a pre-release basis beginning in June 1997 and subsequently formally released in the marketplace in November of 1997. From its pre-release in June 1997 through March 31, 1998, the Company received orders for over 30 Crescendo! units, representing over $2.0 million in contract value (excluding annual usage fees). Revenue recognized in the first quarter of 1998 for Crescendo! was limited to less than $0.2 million as the Company continued to experience delays in completing installation of Crescendo! sites. The Company generally does not recognize revenue from Crescendo! sales until all significant contract obligations, including installation of system interfaces and customization of data sets, are completed. Revenue from Crescendo! was also adversely affected by price discounting provided to early purchasers of the product.

The Company resumed active marketing of Vista, which it had ceased in the second quarter of 1997, on a limited basis in the fourth quarter of 1997. The Company's current marketing campaign encourages users of its DOS software to upgrade to Vista before the Company discontinues support of its DOS product at the end of 1998. The Company also engages in limited marketing of Vista to new customers. Similar to Crescendo!, the Company does not recognize revenue related to Vista sales until all of its contractual obligations are complete.

Revenue in the medical product manufacturer segment was essentially unchanged in the first quarter of 1998 compared with the first quarter of 1997 (after excluding the results of BSM & MIS). The revenue comparison for this segment was impacted by an especially large volume of consulting contracts in the first quarter of 1997 at the Company's subsidiary, C.L. McIntosh & Associates, Inc. ("CLMA"). As previously noted, the Company intends to expand its capabilities in this segment, including opening an office in Nashville, Tennessee to focus on developing clinical trial management and medical product registry services. The Company does not expect these development efforts to contribute to revenue until the second half 1998.

The Company realized reductions in operating expenses during the first quarter of 1998 compared to the same period last year, principally due to cost reduction measures undertaken during 1997. The Company expects to continue to benefit from these measures during the remainder of 1998. However, these benefits will be offset in part by increased expenditures related to 1) expansion and development of the Company's clinical trial management and medical product registry services, as noted above, and 2) research and development activities related to both new and existing products.

The Company expects to incur operating losses through at least the remainder of 1998.


RESULTS OF OPERATIONS

TOTAL REVENUE. The Company's revenue for the first quarter of 1998 was derived primarily from the sale of software licenses of both Vista and Crescendo!, support and service income related to both new and existing software customers, including annual maintenance fees, and consulting services provided by CLMA. Revenue totaled $2.8 million for the first quarter of 1998, a decrease of $1.2 million, or 30%, as compared with the first quarter of 1997. Excluding 1997 first quarter revenue from BSM and MIS of $0.7 million, 1998 first quarter revenue decreased $0.5 million, or 16%, from first quarter 1997.

SOFTWARE LICENSE REVENUE. The Company's software license revenue consisted primarily of sales of database software licenses, software upgrades and interface license fees. Software license revenue totaled $502,000 for the first quarter of 1998, of which $370,000 related to Vista and $132,000 to Crescendo! This represented a decline of $587,000, or 54%, from the first quarter of 1997 (excluding the results of BSM & MIS). As discussed above, the Company experienced delays in installing Crescendo!, discounted pricing to early purchasers of Crescendo!, and engaged in only limited marketing of Vista.

SUPPORT AND SERVICE REVENUE. Support and service revenue related to the Company's software products included fees from annual support and service agreements, implementation services, training, consulting, data conversion, and hardware. Support and service revenue was $907,000 for the first quarter of 1998, of which $854,000 related to Vista and the remainder to Crescendo!. The total of $907,000 represented an increase of $90,000, or 11%, over first quarter 1997 (excluding the results of BSM & MIS), reflecting a broader mix of services provided to Vista customers relative to first quarter 1997 Vista sales, and the addition of Crescendo! installations.

RESEARCH AND CONSULTING SERVICES REVENUE. Research and consulting services revenue consisted of fees related to regulatory, clinical data, and other consulting services offered by CLMA, and medical product registry fees. Research and consulting services revenue totaled $1.4 million in the first quarter of 1998, which was essentially unchanged from first quarter 1997 (excluding the results of BSM & MIS). Comparison of revenue in this segment was impacted by an especially large volume of consulting contracts at CLMA in first quarter 1997, as discussed above, offsetting growth in other research and consulting fees. The Company's registry revenue was derived solely from its pilot contract with Eli Lilly and Company and to date the Company has not closed on any additional registry projects.

TOTAL COST OF SALES. Cost of sales as a percentage of total revenue was 54% in first quarter 1998, compared to 67% in first quarter 1997 (excluding the results of BSM & MIS). This decrease was primarily due to 1) a decrease in software royalty charges, 2) elimination of amortization of software development costs, as such costs were fully written off by December 31, 1997, and 3) cost reduction measures undertaken throughout 1997.

COST OF SOFTWARE LICENSE REVENUE. Cost of software license revenue consisted of expenses directly related to the sale of software licenses, including royalties, freight, user guides, diskettes, an allocation of costs incurred by the client relations department for various software related activities, and in 1997 amortization of capitalized software. The following table indicates the cost of software license revenue as a percentage of associated software license revenue for the first quarters of 1998 and 1997 (excluding the results of BSM & MIS):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
($ THOUSANDS)                                            1998         1997
                                                         ----         ----
Software license revenue                                 $502       $1,089
Cost of software license revenue                          146          555
Cost of software license revenue as
  a percentage of software license revenue                 29%          51%

This decrease, as noted above, was principally due to decreases in software royalty charges and elimination of amortization of software development costs, as such costs were fully written off by December 31, 1997.

COST OF SUPPORT AND SERVICE REVENUE. Cost of support and service revenue consisted of expenses directly related to sales of support and service, including royalties, customer service personnel costs, implementation and consulting services, expenses for training, and other miscellaneous software data related services. The following table indicates the cost of support and services revenue as a percentage of associated support and service revenue for the first quarters of 1998 and 1997 (excluding the results of BSM & MIS):

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
($ THOUSANDS)                                            1998         1997
                                                         ----         ----
Support and service revenue                              $907         $817
Cost of support and service revenue                       565          793
Cost of support and service revenue as a percentage of
  support and service revenue                              62%          97%

This decrease, as noted above, was principally due to cost reduction measures undertaken throughout 1997.

COST OF RESEARCH AND CONSULTING SERVICES REVENUE. Cost of research and consulting services revenue consisted of personnel costs and related expenses associated with CLMA and the Company's medical product registry initiatives. The following table indicates the cost of support and services revenue as a percentage of associated support and service revenue for the first quarters of 1998 and 1997 (excluding the results of BSM & MIS):

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
($ THOUSANDS)                                            1998          1997
                                                         ----          ----
Research and consulting services revenue               $1,402        $1,424
Cost of research and
  consulting services revenue                             801           893
Cost of research and
  consulting services revenue
  as a percentage of research and
  consulting services revenue                              57%           63%

The decline in cost of research and consulting services revenue as a percentage of associated research and consulting revenue in first quarter 1998 compared to first quarter 1997 was attributable to additional costs incurred related to an especially large volume of consulting contracts in first quarter 1997 at CLMA.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses primarily included salaries, benefits, and commissions associated with the company's sales and product marketing departments; advertising and promotional activities; and design and printing of product literature. Selling and marketing expenses were $923,000 in first quarter 1998, a decrease of $815,000, or 47%, compared with first quarter 1997 (excluding the results of BSM & MIS). This decline was driven by a) staff reductions, principally in the second and fourth quarters of 1997,
b) the Company's decision during 1997 to discontinue expansion into other medical specialty markets, and c) the Company's limited marketing of Vista.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily included salaries and benefits associated with technical services personnel and outside consultants involved in developing new software products; enhancements to, and additional modules for, the Company's existing Crescendo! product line; clinical data services and clinical trial management applications; and medical product registry service applications. Research and development expenses amounted to $706,000 in first quarter 1999, a decline of $323,000, or 31%, as compared with first quarter 1997 (excluding the results of BSM & MIS). The decline in year over year research and development spending resulted from the Company's ongoing development of both Crescendo! and Vista Elite in the first quarter of 1997. The Company discontinued development of Vista Elite in the first half of 1997, more than offsetting increases in development spending the Company undertook in first quarter 1998 related to new and existing products within both the healthcare provider and medical manufacture segments of its business.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily included the salaries and benefits associated with general management, finance, and human resources, as well as the cost of legal and other professional services. General and administrative expenses totaled $2.0 million in the first quarter of 1998, a decrease of $1.1 million, or 35%, compared with first quarter 1997 (excluding the results of BSM & MIS). Excluding nonrecurring special charges of $1.8 million recorded in first quarter 1997, general and administrative spending increased by $.7 million in first quarter 1998 as compared to the same period of the prior year. This increase was primarily due to increased investment in additional resources related to the Company's expansion in the medical product manufacturer segment.

INTEREST INCOME. Interest income, net, decreased to $358,000 in first quarter 1998 from $578,000 in first quarter 1997 (excluding the results of BSM & MIS). This decline in interest income resulted from the lower amount of cash and cash equivalents available for investment, due principally to funding of operating losses.

INCOME TAX EXPENSE. The Company did not record material income tax expense in the first quarter 1998 or the first quarter of 1997, due to operating losses incurred in both periods. The Company's deferred tax asset related to operating loss carryforwards has been fully offset by an increase in the associated valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including short-term investments, totalled $24.9 million as of March 31, 1998, a decrease of $3.1 million from December 31, 1997. This decrease was mainly due to a) $2.3 million used in operating activities, b) $0.3 million used for the purchase of equipment and fixtures, principally computer and computer systems equipment, and c) $0.5 million used to repurchase shares of Company stock.

As of March 31, 1998 the Company had net working capital of $21.7 million, compared to $24.2 million at December 31, 1997. This decrease resulted primarily from operating losses of $2.4 million incurred during the quarter. The Company anticipates that it will continue to experience operating losses through at least the remainder of 1998, and as a result believes its working capital will continue to decline during 1998. Additionally, the Company expects to increase its investment of resources into both the healthcare provider and medical product manufacturer segments.

As of March 31, 1998, the Company had $2.9 million in accounts receivable, an increase of $0.6 million over December 31, 1997. The Company believes its current provision of $754,000 for sales returns, allowances, and bad debts is adequate.

The Company's Board of Directors has authorized a stock repurchase program under which up to 2.0 million shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through March 31, 1998, the Company has repurchased 904,600 shares of common stock for approximately $2.5 million. As of March 31, 1998, there were 9.6 million shares of the Company's common stock issued and outstanding.

The Company is currently evaluating the potential effect on the Company of the situation commonly referred to as the "Year 2000 Issue" which involves the inability of certain software and hardware systems to properly recognize and process date information relating to the year 2000. The Company has engaged outside consultants to assist in an evaluation of the Company's software products and internal systems and with the assistant of such consultants, has developed an evaluation plan for the Company. As part of this evaluation plan, the Company and its consultants will first conduct a systematic review and inventory of the Company's software products and internal systems to determine the nature and extent of any modifications required to make these software products and systems capable of processing transactions in the year 2000. This review and inventory will also estimate the costs involved in making any modifications or upgrades to the Company's software products and internal systems, which will be expensed as incurred. After completion of such review and evaluation, the Company will determine whether to undertake corrective actions regarding its software products and internal systems or to pursue alternative strategies for Year 2000 compliance. Although the Company has not yet begun its review and inventory process, the Company's initial planning has indicated that some corrective actions will be required for the Company's software products to be Year 2000 compliant. The costs of any required modifications or upgrades to the Company's software products could have a material effect on the business, financial condition, or results of operations of the Company. In addition, if any modifications or upgrades to the Company's software products are not completed in a timely manner, the Year 2000 Issue could have a material effect on the business, financial condition, or results of operations of the Company. The Company licenses, in part, its internal information systems from third party vendors and it has not determined whether it will be required to upgrade or replace these systems in order to be year 2000 compliant.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents of $24.9 million on hand at March 31, 1998 will be sufficient to fund its operations, capital requirements, repurchases of Company common stock, and expansion goals for 1998. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow beyond 1998. If the Company should require additional external financing in the future, there can be no assurances that such financing will be available on terms acceptable to the Company. As of April 30, 1998, the Company's cash and cash equivalents totaled $24.4 million.

The Company has experienced operating losses for each of the past four years. Net losses for the year ended December 31, 1997 were $19.0 million, and for the quarter ended March 31, 1998, $2.0 million. The Company had an accumulated deficit of $ 44.8 million as of March 31, 1998. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized under "Cautionary Statement" filed as Exhibit 99 to the Company's Annual Report on Form 10-K, dated March 27, 1998. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        None

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The Company has made a motion to dismiss certain claims and intends to defend against these actions vigorously.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
         27    Financial Data Schedule

         (b)   Reports on Form 8-K
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly





                                    Summit Medical Systems, Inc.



Date May 12, 1998                   /s/ Paul R. Johnson
                                    ----------------------------------
                                    Paul R. Johnson
                                    Chief Financial Officer