Form 10-Q
period 1998-06-30
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1998-08-14
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of July 31, 1998 there were 9,599,429 shares of Summit Medical Systems, Inc. common stock outstanding

                          SUMMIT MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Statements of Financial Position             1
         Condensed Consolidated Statements of Operations -
           Three months ended June 30, 1998 and 1997                         2
         Condensed Consolidated Statements of Operations -
           Six months ended June 30, 1998 and 1997                           3
         Condensed Consolidated Statements of Cash Flows -
           Six months ended June 30, 1998 and 1997                           4
         Notes to Condensed Consolidated Financial Statements                5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks        10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  10
Item 2.  Changes in Securities                                              10
Item 3.  Defaults upon Senior Securities                                    10
Item 4.  Submission of Matters to a Vote of Security Holders                11
Item 5.  Other Information                                                  11
Item 6.  Exhibits and Reports on Form 8-K                                   11

Signatures                                                                  12

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Summit Medical Systems, Inc. (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to, (1) the Company's lack of an operating history in the clinical research services market on which to base expectations for future performance; (2) uncertainty of market acceptance of the Company's clinical research services;
(3) intense competition in the market for clinical research services; (4) challenges presented by the Company's new clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (5) risks associated with the Company's decision to exit from the provider software market, including the failure of the Company's assumptions regarding estimated charges to be fulfilled; and (6) the possibility of adverse outcomes related to the Company's shareholder lawsuits, SEC investigation or declaratory action by the underwriters of the Company's directors' and officers' insurance policies. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to the Company's Annual Report on Form 10-K, dated March 27, 1998. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SUMMIT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)


                                                                 JUNE 30,          DECEMBER 31,
                                                                   1998                1997
                                                               ---------------------------------
    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $  7,080,971        $  5,949,478
    Short-term investments                                       15,977,369          22,046,671
    Accounts receivable (net of allowance of $117,772 at          1,055,620           1,103,555
    June 30, 1998; $59,425 at December 31, 1997)
    Other current assets                                            173,017             199,487
                                                               ---------------------------------
         Total current assets                                    24,286,977          29,299,191
    Net equipment and fixtures                                    1,424,566           1,184,191
    Net long-term assets of discontinued operations                 180,508             187,175
                                                               ---------------------------------
         Total assets                                          $ 25,892,051        $ 30,670,557
                                                               =================================

    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                      $  1,126,471        $  1,142,098
    Deferred revenue & payables                                     469,328             305,886
    Accrued compensation                                            290,127             111,756
    Net current liability of discontinued operations              9,103,430           3,513,527
                                                               ---------------------------------
         Total current liabilities                               10,989,356           5,073,267


SHAREHOLDER'S EQUITY:
    Common stock, $.01 par value:
    Authorized shares - 38,933,333
    Issued and outstanding shares - 9,599,429
    at June 30, 1998;  9,757,429  at
    December 31, 1997                                                95,994              97,574
    Additional paid-in capital                                   67,691,420          68,264,965
    Accumulated deficit                                         (52,884,719)        (42,765,249)
                                                               ---------------------------------
          Total shareholders' equity                             14,902,695          25,597,290
                                                               ---------------------------------
          Total liabilities and shareholders' equity           $ 25,892,051        $ 30,670,557
                                                               =================================


The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                       --------------------------------
                                                            1998                1997
                                                       --------------------------------
Revenue                                                $  1,441,899        $  1,264,147
Cost of sales                                               932,145             856,365
                                                       --------------------------------
Gross profit                                                509,754             407,782
General and administrative                                1,054,034             607,212
                                                       --------------------------------
Loss from continuing operations                            (544,280)           (199,430)
Interest income, net                                        323,690             514,565
                                                       --------------------------------
Net income (loss) from continuing operations               (220,590)            315,135
Discontinued operations:
     Loss from discontinued operations                   (2,531,520)         (6,624,203)
     Loss on disposal of discontinued operations         (5,349,000)                 --
                                                       --------------------------------
     Total discontinued operations                       (7,880,520)         (6,624,203)
                                                       --------------------------------
Net loss                                               $ (8,101,110)       $ (6,309,068)
                                                       ================================

Basic income (loss) per common share:
     Continuing operations                             $      (0.02)       $       0.03
     Discontinued operations                                  (0.82)              (0.64)
                                                       --------------------------------
                                                       $      (0.84)       $      (0.61)
                                                       ================================

Diluted income (loss) per common share:
     Continuing operations                             $      (0.02)       $       0.03
     Discontinued operations                                  (0.82)              (0.63)
                                                       --------------------------------
                                                       $      (0.84)       $      (0.60)
                                                       ================================

Weighted average shares outstanding:
     Basic                                                9,579,451          10,359,065
     Diluted                                              9,579,451          10,436,210



The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                       ---------------------------------
                                                             1998             1997
                                                       --------------------------------
Revenue                                                $  2,744,524        $  2,688,034
Cost of sales                                             1,658,059           1,748,881
                                                       --------------------------------
Gross profit                                              1,086,465             939,153
General and administrative                                1,832,458           1,320,711
                                                       --------------------------------
Loss from continuing operations                            (745,993)           (381,558)
Interest income, net                                        682,161           1,093,911
                                                       --------------------------------
Net income (loss) from continuing operations                (63,832)            712,353
Discontinued operations:
     Loss from discontinued operations                   (4,706,639)        (11,519,468)
     Loss on disposal of discontinued operations         (5,349,000)                 --
                                                       --------------------------------
     Total discontinued operations                      (10,055,639)        (11,519,468)
                                                       --------------------------------
Net loss                                               $(10,119,471)       $(10,807,115)
                                                       ================================

Basic income (loss) per common share:
     Continuing operations                             $      (0.01)       $       0.07
     Discontinued operations                                  (1.04)              (1.11)
                                                       --------------------------------
                                                       $      (1.05)       $      (1.04)
                                                       ================================

Diluted income (loss) per common share:
     Continuing operations                             $      (0.01)       $       0.07
     Discontinued operations                                  (1.04)              (1.07)
                                                       --------------------------------
                                                       $      (1.05)       $      (1.00)
                                                       ================================

Weighted average shares outstanding:
     Basic                                                9,658,501          10,353,351
     Diluted                                              9,658,501          10,780,531



The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                    --------------------------------
                                                                                         1998                1997
                                                                                    --------------------------------
OPERATING ACTIVITIES:
Net loss                                                                            $(10,119,471)       $(10,807,115)
Adjustments to reconcile net loss to net cash provided by (used in)
  continuing operating activities:
     Depreciation  and amortization                                                       48,291              80,433
     Provision for bad debts                                                              56,589                  --
     Loss from discontinued operations                                                 4,706,639          11,519,468
     Loss on disposal of discontinued operations                                       5,349,000                  --
Changes in operating assets and liabilities:
     Accounts receivable                                                                  (8,654)           (652,186)
     Other current assets                                                                 26,470               9,285
     Accounts payable and accrued expenses                                               (15,627)         (1,780,531)
     Accrued compensation                                                                178,371            (135,089)
     Deferred revenue                                                                    163,442             (46,012)
                                                                                    --------------------------------
               Net cash provided by (used in) continuing operating activities            385,050          (1,811,747)

INVESTING ACTIVITIES:
  Purchase of short-term investments                                                  (7,481,661)        (14,758,285)
  Sales and maturities of short-term investments                                      13,550,963          24,030,461
  Purchases of equipment and fixtures                                                   (670,571)           (558,545)
                                                                                    --------------------------------
               Net cash provided by investing activities                               5,398,731           8,713,631

FINANCING ACTIVITIES:
  Prinicipal payments on long-term debt                                                       --              (6,920)
  Payments on notes payable and convertible debentures                                        --            (100,000)
  Payments on line of credit                                                                  --            (150,000)
  Repurchase of common stock                                                            (623,125)                 --
  Net proceeds from exercise of common stock options                                      48,000              57,817
                                                                                    --------------------------------
               Net cash used in financing activities                                    (575,125)           (199,103)

Cash used in discontinued operations                                                  (4,077,163)         (8,495,626)
                                                                                    --------------------------------
Increase (decrease) in cash and cash equivalents                                       1,131,493          (1,792,845)
Cash and cash equivalents at beginning of period                                       5,949,478           9,386,069
                                                                                    --------------------------------
Cash and cash equivalents at end of period                                          $  7,080,971        $  7,593,224
                                                                                    ================================


Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                          $      4,064        $      5,352



The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Summit Medical Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 in the Annual Report of the Company on Form 10-K.

NOTE B - INCOME (LOSS) PER COMMON SHARE

As of December 31, 1997, the Company adopted the Financial Accounting Standards Board, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," and all prior income (loss) per common share amounts were retroactively restated. SFAS No. 128 requires disclosure of basic and diluted net income (loss) per common share. Under SFAS No. 128, basic income (loss) per common share replaces primary income (loss) per common share. Basic income
(loss) per common share is computed by dividing income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The computation of diluted income (loss) per common share, formerly referred to as fully diluted income (loss) per common share, requires that the number of weighted average shares outstanding be increased for the assumed exercise of dilutive options using the treasury stock method.

Weighted average shares used in computing income (loss) per share are as follows:

                                                      Three months ended         Six months ended
                                                           June 30,                  June 30,
                                                   -----------------------   -----------------------
                                                       1998       1997          1998         1997
                                                   -----------------------   -----------------------
Weighted average common shares outstanding          9,579,451   10,359,065    9,658,501   10,353,351
Dilutive effect of stock options outstanding,
     using treasury stock method                           --       77,145           --      427,180
                                                   ----------   ----------   ----------   ----------

Shares used in computing diluted income
    (loss) per share                                9,579,451   10,436,210    9,658,501   10,780,531
                                                   ==========   ==========   ==========   ==========


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

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for fiscal years beginning after December 31, 1997. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 at the end of 1998 and expects that it will have no effect on disclosures in the consolidated financial statements.

NOTE D - DISCONTINUED OPERATIONS

On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. As a result of this decision, the Company has recorded a $5.35 million charge, consisting primarily of estimated costs related to employee severance and retention, facility restructuring and fulfillment of remaining contractual obligations. The components of the charge are estimates made by management from information currently available. The Company has engaged an investment banking firm to identify potential buyers of all or part of the software business. Any future gain or loss which may be recognized in conjunction with the potential sale can not be estimated at this time and will be recorded in the quarter it becomes estimatable. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. Revenues related to the healthcare provider software segment were $771,897 and $1,858,255 for the three months ended
June 30, 1998 and 1997 and $2,281,243 and $4,448,172 for the six months ended June 30, 1998 and 1997.

NOTE E - CONTINGENCIES

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The District Court denied the Company's motion to dismiss alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5. Following a refiling of the complaint to reallege the plaintiffs' claims under
Section 11 of the Securities Act, the actions are proceeding on the grounds described above. The Company intends to defend against these actions vigorously.

The Company has been informed by the Division of Enforcement of the Securities and Exchange Commission (the "Commission"), through service of subpoena on March 25, 1997, that the Commission is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation.

The Company and certain of the Company's directors and officers are defendants in a declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions and investigation by the Securities and Exchange Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiffs' request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. The Company intends to oppose this action vigorously and to enforce coverage under the policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

Summit Medical Systems, Inc. (the "Company") is a provider of specialty clinical research services to pharmaceutical, medical device, and biologic manufacturers. Services offered by the Company include regulatory consulting and strategy, device evaluation, product and manufacturing quality assurance, statistical analysis, clinical study design, clinical trial staffing, and patient identification and recruitment.

On June 10, 1998, the Company announced its plans to transition out of the healthcare provider software market. In doing so, the Company will no longer develop or market its software products. The Company will, however, continue to provide its customers with support and service through June of 1999. The Company has also retained an investment banking firm to manage the potential sale, if any, of all or part of this business segment. There can be no assurance that the Company can arrange a sale of this business segment on terms acceptable to the Company. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations.

Three months ended June 30, 1998 compared to three months ended June 30, 1997.

The Company incurred a net loss of $8.10 million, or $0.84 per diluted share, for the three months ended June 30, 1998 as compared to a net loss of $6.31 million, or $0.60 per diluted share, for the year earlier period. Included in the 1998 results was a net loss from continuing operations of $221,000, or $0.02 per diluted share, and a loss from discontinued operations of $7.88 million, or $0.82 per diluted share. Included in the 1997 results was net income from continuing operations of $315,000, or $0.03 per diluted share, and a loss from discontinued operations of $6.62 million, or $0.63 per diluted share.

Continuing operations. Revenue for the three months ended June 30, 1998 was $1.44 million compared to $1.26 million for the year earlier period, an increase of 14.1%. Related cost of sales were $932,000 for the 1998 period, or 64.6% of revenue, compared to $856,000 for the 1997 period, or 67.7% of revenue. The increase in revenue and decrease in cost of sales as a percentage of revenue result primarily from increased utilization of billable resources. During the third and fourth quarters of 1998, the Company intends to transition certain individuals previously focused on the Company's discontinued healthcare provider software segment into the clinical research services segment. As a result, the Company anticipates this transition will have a negative effect on operating margins until such time the individuals are utilized as billable resources.

General and administrative expenses, which include salaries and benefits for administrative management, finance, sales and marketing, rent, and other overhead, were $1.10 million for the 1998 period compared to $607,000 for the 1997 period, an increase of 73.6%. This increase is primarily due to the start-up costs associated with the Company's Nashville, Tennessee operations.

Loss from continuing operations for the 1998 period was $544,000 compared to $199,000 for year earlier period.

Interest income for the 1998 period was $324,000 compared to $515,000 for the 1997 period as the Company's cash and cash equivalents, including short-term investments, balance decreased to $23.06 million at June 30, 1998 from $33.56 million at June 30, 1997.

Discontinued operations. The Company incurred a loss from the discontinued operations of its healthcare provider software segment of $7.88 million for the 1998 period, which included a charge of $5.35 million, consisting primarily of estimated costs related to employee severance and retention, facility restructuring and fulfillment of remaining contractual obligations related to the Company's decision to exit this business segment. The components of the charge are estimates made by management from information currently available. Gain or loss from the potential sale, if any, of the assets of the healthcare provider software segment will be recognized in the quarter in which the amount becomes estimatable. For the 1997 period, the loss from discontinued operations was $6.62 million, which included $3.20 million in various special charges related the Company's 1997 revenue restatement and restructuring.

Six months ended June 30, 1998 compared to six months ended June 30, 1997.

The Company incurred a net loss of $10.12 million, or $1.05 per diluted share, for the six months ended June 30, 1998 as compared to a net loss of $10.81 million, or $1.00 per diluted share, for the year earlier period. Included in the 1998 results was a net loss from continuing operations of $64,000, or $0.01 per diluted share, and a loss from discontinued operations of $10.06 million, or $1.04 per diluted share. Included in the 1997 results was net income from continuing operations of $712,000, or $0.07 per diluted share, and a loss from discontinued operations of $11.52 million, or $1.07 per diluted share.

Continuing operations. Revenue for the six months ended June 30, 1998 was $2.74 million compared to $2.69 million for the year earlier period. Related cost of sales were $1.66 million for the 1998 period, or 60.4% of revenue, compared to $1.75 million for the 1997 period, or 65.1% of revenue. Comparison of revenue is impacted by an especially large volume of consulting contracts during the first quarter of 1997, while the decrease in cost of sales as a percentage of revenue resulted from additional costs incurred during the first quarter of 1997 to meet client demand. During the third and fourth quarters of 1998, the Company intends to transition certain individuals previously focused on the Company's discontinued healthcare provider software segment into the clinical research services segment. As a result, the Company anticipates this transition will have a negative effect on operating margins until such time the individuals are utilized as billable resources.

General and administrative expenses, which include salaries and benefits for administrative management, finance, sales and marketing, rent, and other overhead, were $1.83 million for the 1998 period compared to $1.32 million for the 1997 period, an increase of 38.8%. This increase is primarily due to the start-up costs associated with the Company's Nashville, Tennessee operations.

Loss from continuing operations for the 1998 period was $746,000 compared to $382,000 for the year earlier period.

Interest income for the 1998 period was $682,000 compared to $1.09 million for the 1997 period as the Company's cash and cash equivalents, including short-term investments, balance decreased to $23.06 million at June 30, 1998 from $33.56 million at June 30, 1997.

Discontinued operations. The Company incurred a loss from the discontinued operations of its healthcare provider software segment of $10.06 million for the 1998 period, which included a charge of $5.35 million, consisting primarily of estimated costs related to employee severance and retention, facility restructuring and fulfillment of remaining contractual obligations related to the Company's decision to exit this business segment. The components of the charge are estimates made by management from information currently available. Gain or loss from the potential sale, if any, of the assets of the healthcare provider software segment will be recognized in the quarter in which the amount becomes estimatable. For the 1997 period, the loss from discontinued operations was $11.52 million, which included $5.2 million in various special charges related the Company's 1997 revenue restatement and restructuring.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash and cash equivalents, including short-term investments, totaled $23.06 million as of June 30, 1998, a decrease of $4.94 million from December 31, 1997. This decrease was mainly due to a) $671,000 used for the purchase of equipment and fixtures, principally computer and computer systems equipment, b) $623,000 used to repurchase shares of Company stock, and c) $4.08 million used in discontinued operations. These decreases in cash and cash equivalents were offset by $385,000 provided by continuing operating activities.

As of June 30, 1998 the Company had net working capital of $13.30 million, compared to $24.23 million at December 31, 1997. This decrease resulted primarily from net losses of $10.12 million incurred during the six months ended June 30, 1998 which include a charge of $5.35 million, consisting primarily of estimated costs related to employee severance and retention, facility restructuring and fulfillment of remaining contractual obligations related to the Company's decision to exit the healthcare provider software market. The components of the charge are estimates made by management from information currently available. The aforementioned charge will result in a corresponding decrease in the cash balance through the disposal period. Additionally, the Company anticipates that it will continue to experience operating losses through at least the remainder of 1998, and as a result believes its working capital will continue to decline during 1998 and in later periods if the Company continues to experience operating losses.

As of June 30, 1998, the Company had $1.17 million in accounts receivable related to continuing operations, a slight increase compared to $1.16 million as of December 31, 1997. The Company believes its current provision of $118,000 for sales returns, allowances, and bad debts is adequate.

The Company's Board of Directors has authorized a stock repurchase program under which up to 2.0 million shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through June 30, 1998, the Company has repurchased 954,600 shares of common stock for approximately $2.64 million. As of June 30, 1998, there were 9,599,429 shares of the Company's common stock issued and outstanding.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents of $23.06 million on hand at June 30, 1998 will be sufficient to fund its operations, capital requirements, and expansion goals for 1998. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods beyond 1998. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past four years. Net losses for the year ended December 31, 1997 were $19.04 million, and for the six months ended June 30, 1998, $10.12 million. The Company had an accumulated deficit of $ 52.88 million as of June 30, 1998. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement" filed as Exhibit 99 to the Company's Annual Report on Form 10-K, dated March 27, 1998. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

Year 2000 Issue. The Company is currently evaluating the potential effect on the Company of the situation commonly referred to as the "Year 2000 Issue" which involves the inability of certain software and hardware systems to properly recognize and process date information relating to the year 2000 and beyond. The Company has engaged outside consultants to assist in an evaluation of the Company's software products and internal systems and with the assistance of such consultants, has developed an evaluation plan for the Company.

As part of this evaluation plan, the Company and its consultants are conducting a systematic review and inventory of the Company's software products and internal systems to determine the nature and extent of any modifications required to make these software products and systems capable of processing transactions in the year 2000 and beyond. The Company and its consultants have completed approximately one-half of their audit of the Company's Crescendo! software. To date, this audit has not identified any material modifications to the Crescendo! software in order to make it Year 2000 compliant. The Company expects the Crescendo! audit to be completed during the fourth quarter of 1998. The Company intends to make any modifications or upgrades that are necessary to make Crescendo! Year 2000 compliant except as this intention may be modified if the Crescendo! assets are sold as part of the Company's announced plan to exit the healthcare provider software market. As a consequence of the Company's decision to exit the healthcare provider software market, it will sunset its Vista software by June 1999 and will not conduct an independent audit of this software for

Year 2000 compliance. The costs of any required modifications or upgrades to the Company's software products could have a material effect on the business, financial condition or results of operations of the Company. In addition, if any modifications or upgrades to the Company's software products are not completed in a timely manner, the Year 2000 issue could have a material effect on the business, financial condition or results of operations of the Company.

The operation of the Company's software requires the use of operating systems and computer hardware provided by third parties. To the extent that these operating systems or hardware are not Year 2000 compliant, the Company's customers may experience difficulties operating the Company's software regardless of Year 2000 compliance on the part of the Company. The Company is aware that certain operating systems and hardware on which the Company's software may operate may not be Year 2000 compliant based upon statements of vendors of the operating systems and hardware.

The Company licenses, in part, its internal information systems from third party vendors and it has not determined whether it will be required to upgrade or replace these systems in order to be Year 2000 compliant. The costs of any required upgrade or replacement of third party information systems could have a material effect on the business, financial condition or results of operations of the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         None

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The District Court denied the Company's motion to dismiss alleged violations of Section 10(b) of the Exchange Act and Rule 10b-5. Following a refiling of the complaint to reallege the plaintiffs' claims under
Section 11 of the Securities Act, the actions are proceeding on the grounds described above. The Company intends to defend against these actions vigorously.

The Company has been informed by the Division of Enforcement of the Securities and Exchange Commission (the "Commission"), through service of subpoena on March 25, 1997, that the Commission is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation.

The Company and certain of the Company's directors and officers are defendants in a declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions and investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiffs' request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. The Company intends to oppose this action vigorously and to enforce coverage under the policy.

ITEM 2.  CHANGES IN SECURITIES
         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 21, 1998. There were 9,617,429 shares of common stock outstanding and entitled to vote at the annual meeting, and a total of 8,646,909 were represented at the meeting. Matters voted on were the following:

1.       Proposal to elect six directors, each for a one year term:

                                           For         Withhold Authority

         Barbara A. Cannon              8,636,572          10,337
         W. Hudson Connery, Jr.         8,636,022          10,887
         Richard B. Fontaine            8,617,049          29,860
         Peter T. Garahan               8,636,932           9,977
         John M. Nehra                  8,615,308          31,601
         Kent J. Thiry                  8,615,699          31,210

2. Proposal to ratify Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended December 31, 1998:

         For                  8,635,489
         Against                  6,200
         Abstain                  5,220
         Broker non-vote              0


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         27.1    Financial Data Schedule - Six Months Ended June 30, 1998

         27.2    Restated Financial Data Schedule - Six Months Ended
                  June 30, 1997

         27.3    Restated Financial Data Schedule - Year Ended December 31, 1997

         (b)   Reports on Form 8-K
               None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly





                             Summit Medical Systems, Inc.



Date August 14, 1998         /s/ Paul R. Johnson
                             -------------------------------------
                             Paul R. Johnson
                             Chief Financial Officer