Form 10-Q/A
period 1998-06-30
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1998-08-20
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-Q/A


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

         (a)   Exhibits


         27.1 Financial Data Schedule - Six Months Ended June 30, 1998 (previously filed)

         27.2 Restated Financial Data Schedule - Six Months Ended June 30, 1997 (previously filed)

         27.3 Restated Financial Data Schedule - Year Ended December 31, 1997 (previously filed)


         27.4    Restated Financial Data Schedule - Three Months Ended
                  March 31, 1996

         27.5    Restated Financial Data Schedule - Six Months Ended
                  June 30, 1996

         27.6 Restated Financial Data Schedule - Nine Months Ended September 30, 1996

         27.7    Restated Financial Data Schedule - Year Ended December 31, 1996

         27.8    Restated Financial Data Schedule - Three Months Ended
                  March 31, 1997

         27.9 Restated Financial Data Schedule - Nine Months Ended September 30, 1997

         27.10 Restated Financial Data Schedule - Three Months Ended March 31, 1998

         (b)   Reports on Form 8-K
               None