Form 10-Q
period 1998-09-30
SUMMIT MEDICAL SYSTEMS INC /MN/
filed 1998-11-13
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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



                              1801 WEST END AVENUE
                                    SUITE 750
                               NASHVILLE, TN 37203
                                  615-341-0223
                  (Address including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


As of October 31, 1998 there were 9,419,429 shares of Summit Medical Systems, Inc. common stock outstanding.

                          SUMMIT MEDICAL SYSTEMS, INC.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      1
         Condensed Consolidated Statements of Financial Position               1
         Condensed Consolidated Statements of Operations -
         Three months ended September 30, 1998 and 1997                        2
         Condensed Consolidated Statements of Operations -
         Nine months ended September 30, 1998 and 1997                         3
         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1998 and 1997                         4
         Notes to Condensed Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7

Item 3.  Quantitative and Qualitative Disclosures about Market Risks          10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11
Item 2.  Changes in Securities                                                11
Item 3.  Defaults upon Senior Securities                                      11
Item 4.  Submission of Matters to a Vote of Security Holders                  11
Item 5.  Other Information                                                    11
Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    13

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995.

         This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Summit Medical Systems, Inc. (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) the Company's lack of an operating history in the clinical research services market on which to base expectations for future performance; (2) uncertainty of market acceptance of the Company's clinical research services; (3) intense competition in the market for clinical research services; (4) the Company's dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biologic companies; (5) the Company's dependence on regulation of the pharmaceutical, medical device and biologic industries; (6) challenges presented by the Company's new clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (7) risks associated with the Company's decision to exit from the provider software market, including the failure to realize the Company's assumptions regarding estimated charges; and (8) the possibility of adverse outcomes related to the Company's shareholder lawsuits, SEC investigation or declaratory action by the underwriters of the Company's directors' and officers' insurance policies. The forward-looking statements herein are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99, under the caption "Cautionary Statement," to the Company's Annual Report on Form 10-K, dated March 27, 1998. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

SUMMIT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(UNAUDITED)



                                                                    September 30,    December 31,
                                                                        1998             1997
                                                                  ---------------------------------

  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $  6,969,633        $  5,949,478
  Short-term investments                                            12,164,540          22,046,671
  Accounts receivable (net of allowance of $148,334 at
    September 30, 1998 and $59,425 at December 31, 1997)             1,197,357           1,103,555
  Other current assets                                                 432,900             199,487
                                                                  ---------------------------------
    Total current assets                                            20,764,430          29,299,191

  Net equipment and fixtures                                         1,583,452           1,184,191
  Net long-term assets of discontinued operations                      175,657             187,175
                                                                  ---------------------------------
    Total assets                                                  $ 22,523,539        $ 30,670,557
                                                                  =================================

  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $  1,140,046        $  1,142,098
  Deferred revenue & payables                                          394,765             305,886
  Accrued compensation                                                 266,121             111,756
  Net current liability of discontinued operations                   6,840,789           3,513,527
                                                                  --------------------------------
    Total current liabilities                                        8,641,721           5,073,267

CONTINGENCIES (NOTE E)

SHAREHOLDER'S EQUITY:
  Common stock, $.01 par value:
  Authorized shares - 38,933,333;
  Issued and outstanding shares - 9,419,429 at
    September 30, 1998 and 9,757,429 at December 31, 1997               94,194              97,574
  Additional paid-in capital                                        67,504,845          68,264,965
  Accumulated deficit                                              (53,717,221)        (42,765,249)
                                                                  ----------------------------------
    Total shareholders' equity                                      13,881,818          25,597,290
                                                                  ----------------------------------
    Total liabilities and shareholders' equity                    $ 22,523,539        $ 30,670,557
                                                                  ==================================


The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                        Three Months Ended
                                                           September 30,
                                                 -------------------------------
                                                      1998               1997
                                                 -------------------------------
Revenue                                          $  1,457,854      $  1,161,734
Cost of sales                                       1,075,285           733,189
                                                 -------------------------------
Gross profit                                          382,569           428,545
General and administrative                          1,504,659           756,864
                                                 -------------------------------
Loss from continuing operations                    (1,122,090)         (328,319)
Interest income, net                                  289,586           430,936
                                                 -------------------------------
Net income (loss) from continuing operations         (832,504)          102,617
Discontinued operations:
  Loss from discontinued operations                      --          (4,666,448)
  Loss on disposal of discontinued operations            --                --
                                                 -------------------------------
  Total discontinued operations                          --          (4,666,448)
                                                 -------------------------------
Net loss                                         $   (832,504)     $ (4,563,831)
                                                 ===============================

Basic income (loss) per common share:
  Continuing operations                          $      (0.09)     $       0.01
  Discontinued operations                                --               (0.45)
                                                 -------------------------------
                                                 $      (0.09)     $      (0.44)
                                                 ===============================

Diluted income (loss) per common share:
  Continuing operations                          $      (0.09)     $       0.01
  Discontinued operations                                --               (0.45)
                                                 -------------------------------
                                                 $      (0.09)     $      (0.44)
                                                 ===============================

Weighted average shares outstanding:
  Basic                                             9,559,211        10,343,790
  Diluted                                           9,559,211        10,403,035


The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                            Nine Months Ended
                                                               September 30,
                                                      -------------------------------
                                                           1998              1997
                                                      -------------------------------
Revenue                                               $  4,202,378      $  3,849,768
Cost of sales                                            2,733,344         2,482,069
                                                      -------------------------------
Gross profit                                             1,469,034         1,367,699
General and administrative                               3,337,117         2,077,576
                                                      -------------------------------
Loss from continuing operations                         (1,868,083)         (709,877)
Interest income, net                                       971,747         1,524,847
                                                      -------------------------------
Net income (loss) from continuing operations              (896,336)          814,970
Discontinued operations:
  Loss from discontinued operations                     (4,706,639)      (16,185,915)
  Loss on disposal of discontinued operations           (5,349,000)           --
                                                      -------------------------------
  Total discontinued operations                        (10,055,639)      (16,185,915)
                                                      -------------------------------
Net loss                                              $(10,951,975)     $(15,370,945)
                                                      ===============================

Basic income (loss) per common share:
  Continuing operations                               $      (0.09)     $       0.08
  Discontinued operations                                    (1.05)            (1.56)
                                                      -------------------------------
                                                      $      (1.14)     $      (1.48)
                                                      ===============================

Diluted income (loss) per common share:
  Continuing operations                               $      (0.09)     $       0.07
  Discontinued operations                                    (1.05)            (1.49)
                                                      -------------------------------
                                                      $      (1.14)     $      (1.42)
                                                      ===============================

Weighted average shares outstanding:
  Basic                                                  9,625,041        10,350,129
  Diluted                                                9,625,041        10,857,492



The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                              ------------------------------------
                                                                   1998                   1997
                                                              ------------------------------------
OPERATING ACTIVITIES:
Net loss                                                      $(10,951,975)          $(15,370,945)
Adjustments to reconcile net loss to net cash used
   in continuing operating activities:
   Depreciation and amortization                                    95,676                121,749
   Provision for bad debts                                          87,361                  --
   Loss from discontinued operations                             4,706,639             16,185,915
   Loss on disposal of discontinued operations                   5,349,000                  --
Changes in operating assets and liabilities:
   Accounts receivable                                            (181,163)              (343,432)
   Other current assets                                           (233,413)                12,590
   Accounts payable and accrued expenses                            (2,052)            (1,879,789)
   Accrued compensation                                            154,365               (151,777)
   Deferred revenue and payables                                    88,879                146,663
                                                              ------------------------------------
Net cash used in continuing operating activities                  (886,683)            (1,279,026)

INVESTING ACTIVITIES:
Purchase of short-term investments                              (9,453,057)           (19,308,976)
Sales and maturities of short-term investments                  19,335,188             28,566,107
Purchases of equipment and fixtures                             (1,089,520)              (743,755)
                                                              ------------------------------------
Net cash provided by investing activities                        8,792,611              8,513,376

FINANCING ACTIVITIES:
Principal payments on long-term debt                                 --                    (6,920)
Payments on notes payable and convertible debentures                 --                  (100,000)
Payments on line of credit                                           --                  (150,000)
Net proceeds from common stock transactions                          --                    53,135
Repurchase of common stock                                        (836,885)              (563,750)
Net proceeds from exercise of common stock options                  48,000                 75,165
                                                              ------------------------------------
Net cash used in financing activities                             (788,885)              (692,370)
Cash used in discontinued operations                            (6,096,888)           (10,530,152)
                                                              ------------------------------------
Increase (decrease) in cash and cash equivalents                 1,020,155             (3,988,172)
Cash and cash equivalents at beginning of period                 5,949,478              9,386,069
                                                              ------------------------------------
Cash and cash equivalents at end of period                    $  6,969,633           $  5,397,897
                                                              ====================================

Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                   $      4,386           $      5,352

Supplemental disclosures of noncash financing activities:
   Common stock received in sale of BSM subsidiary            $      --              $    318,024
   Common stock issued in McIntosh settlement                 $      --              $    199,999


The accompanying notes are an integral part of these financial statements.

SUMMIT MEDICAL SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Summit Medical Systems, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1997 in the Annual Report of the Company on Form 10-K.

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

Weighted average shares used in computing income (loss) per share are as follows:

                                                           Three Months Ended                 Nine Months Ended
                                                              September 30,                     September 30,
                                                       --------------------------------------------------------------
                                                           1998            1997             1998             1997
                                                       --------------------------------------------------------------
Weighted average common shares outstanding               9,559,211       10,343,790        9,625,041      10,350,129
Dilutive effect of stock options outstanding
      using treasury stock method                                            59,245                          507,363
                                                                --                                --
                                                       --------------------------------------------------------------
Shares used in computing diluted income
     (loss) per common share                             9,559,211       10,403,035        9,625,041      10,857,492
                                                       ==============================================================

NOTE C - NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted SFAS No. 130, "Reporting Comprehensive Income," effective for the first quarter of 1998. SFAS No. 130 establishes standards for reporting and display in the financial statements of total results of operations and the components of all other nonowner changes in equity, referred to as comprehensive income. The adoption of SFAS No. 130 did not have an impact on the Company's interim financial statements, as components of comprehensive income, other than the net loss from on-going operations, were not material.

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for the year ending December 31, 1998. SFAS No. 131 requires disclosure of business and geographic segments in the consolidated financial statements of the Company. The Company will adopt SFAS No. 131 at the end of 1998 and is currently analyzing the impact it will have on the disclosures in the consolidated financial statements.

NOTE D - DISCONTINUED OPERATIONS

         On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. In doing so, the Company will no longer develop or market its software products. The Company will, however, continue to provide its customers with support and service through June 1999. As a result of this decision to exit the healthcare provider software market, the Company recorded a $5.35 million charge in the second quarter of 1998, consisting primarily of estimated costs related to employee severance and retention, facility restructuring and fulfillment of remaining contractual obligations. The components of the charge are estimates made by management from information available at the time the charge was recorded. The Company will continue to evaluate the adequacy of the discontinued operations reserves as more information becomes available. There can be no assurance that the liabilities recorded will be realized consistent with original estimates. The Company has also retained an investment banking firm to manage the potential sale, if any, of all or part of the business segment. There can be no assurance that the Company can arrange a sale of this business segment on terms acceptable to the Company. The potential sale, if any, could have a material impact on the amount recorded for the loss on disposal of discontinued operations. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. Revenues related to the healthcare provider software segment were $423,480 and $2,348,218 for the three months ended September 30, 1998 and 1997 and $2,704,723 and $6,796,390 for the nine months ended September 30, 1998 and 1997.

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

         The Company and certain of the Company's directors and officers are defendants in a declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Securities and Exchange Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiffs' request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. The Company intends to oppose this action vigorously and has filed a counterclaim to enforce coverage under the policy, including advancement of expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Summit Medical Systems, Inc. (the "Company") is a provider of specialty clinical research services to pharmaceutical, medical device, and biologic manufacturers. Services offered by the Company include regulatory consulting and strategy, device evaluation, product and manufacturing quality assurance, statistical analysis, and clinical study design. In addition, the Company is currently expanding its service offerings to include investigative site selection and qualification, monitoring staffing services, data management, and biostatistical consulting.

         On June 10, 1998, the Company announced its plans to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. In doing so, the Company will no longer develop or market its software products. The Company will, however, continue to provide its customers with support and service through June 1999. As a result of this decision to exit the healthcare provider software market, the Company recorded a $5.35 million charge in the second quarter of 1998, consisting primarily of estimated costs related to employee severance and retention, facility restructuring and fulfillment of remaining contractual obligations. The components of the charge are estimates made by management from information available at the time the charge was recorded. The Company will continue to evaluate the adequacy of the discontinued operations reserves as more information becomes available. There can be no assurance that the liabilities recorded will be realized consistent with original estimates. The Company has also retained an investment banking firm to manage the potential sale, if any, of all or part of this business segment. There can be no assurance that the Company can arrange a sale of this business segment on terms acceptable to the Company. The potential sale, if any, could have a material impact on the amount recorded for the loss on disposal of discontinued operations. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations.

         Three months ended September 30, 1998 compared to three months ended September 30, 1997.

         The Company incurred a net loss of $833,000, or $0.09 per diluted share, for the three months ended September 30, 1998 as compared to a net loss of $4.56 million, or $0.44 per diluted share, for the year earlier period. The 1997 results include net income from continuing operations of $103,000, or $0.01 per diluted share, and a loss from discontinued operations of $4.67 million, or $0.45 per diluted share.

         Continuing operations. Revenue from continuing operations for the three months ended September 30, 1998 was $1.46 million compared to $1.16 million for the year earlier period, an increase of 25.5%. This increase in revenue resulted primarily from a higher volume of consulting services performed.

         Cost of sales were $1.08 million for the 1998 period, or 73.8% of revenue, compared to $733,000 for the 1997 period, or 63.1% of revenue. This increase in cost of sales as a percentage of revenue is primarily the result of the addition of client service personnel related to the Company's expanded service offerings. As these service offerings remain in a start-up phase, these personnel did not provide any billable client services in the third quarter of 1998. During the fourth quarter of 1998, the Company intends to transition certain individuals that were previously focused on the Company's discontinued healthcare provider software segment into the clinical research services segment. As a result, the Company anticipates this transition will have a negative effect on operating margins until such time the individuals are utilized as billable resources.

         General and administrative expenses, which include salaries and benefits for administrative management, finance, sales and marketing, rent, and other overhead, were $1.50 million, or 103.2% of revenue, for the 1998 period compared to $757,000, or 65.2% of revenue, for the 1997 period. This increase in general and administrative expenses as a percentage of revenue is primarily due to the addition of salaries, benefits and other overhead costs associated with the Company's expanded service offerings. During the fourth quarter of 1998, the Company intends to transition additional resources from the discontinued healthcare provider software segment into the clinical research services segment. As a result of this transition, future general and administrative costs incurred by the Company will increase from current levels.

         Interest income for the 1998 period was $290,000 compared to $431,000 for the 1997 period as the Company's cash and cash equivalents balance, including short-term investments, decreased to $19.13 million at September 30, 1998 from $31.38 million at September 30, 1997.

         Discontinued operations. Losses for the 1998 period from the discontinued operations of the healthcare provider software segment had no effect on the results of operations as these losses were accrued in conjunction with the $5.35 million charge the Company recorded in the second quarter of 1998 related to the decision to exit the healthcare provider software market. For the 1997 period, the loss from discontinued operations was $4.67 million, which included $3.50 million in various special charges related the Company's 1996 revenue restatement and 1997 restructuring.

         Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

         The Company incurred a net loss of $10.95 million, or $1.14 per diluted share, for the nine months ended September 30, 1998 as compared to a net loss of $15.37 million, or $1.42 per diluted share, for the year earlier period. The 1998 results include a net loss from continuing operations of $896,000 or $0.09 per diluted share, and a loss from discontinued operations of $10.06 million, or $1.05 per diluted share. The 1997 results include net income from continuing operations of $815,000, or $0.07 per diluted share, and a loss from discontinued operations of $16.19 million, or $1.49 per diluted share.

         Continuing operations. Revenue from continuing operations for the nine months ended September 30, 1998 was $4.20 million compared to $3.85 million for the year earlier period, an increase of 9.2%. This increase in revenue resulted primarily from a higher volume of consulting services performed. However, comparison of revenue is impacted by an especially large volume of consulting contracts during the first quarter of 1997.

         Cost of sales were $2.73 million for the 1998 period, or 65.0% of revenue, compared to $2.48 million for the 1997 period, or 64.5% of revenue. The increase in cost of sales as a percentage of revenue is primarily the result of the addition of client service personnel related to the Company's expanded service offerings. As these service offerings remain in a start-up phase, these personnel did not provide any billable client services in the 1998 period. During the fourth quarter of 1998, the Company intends to transition certain individuals that were previously focused on the Company's discontinued healthcare provider software segment into the clinical research services segment. As a result, the Company anticipates this transition will have a negative effect on operating margins until such time the individuals are utilized as billable resources.

         General and administrative expenses, which include salaries and benefits for administrative management, finance, sales and marketing, rent, and other overhead, were $3.34 million, or 79.4% of revenue, for the 1998 period compared to $2.08 million, or 54.0% of revenue, for the 1997 period. This increase in general and administrative expenses as a percentage of revenue is primarily due to the addition of salaries, benefits and other overhead costs associated with the Company's expanded service offerings. During the fourth quarter of 1998, the Company intends to transition additional resources from the discontinued healthcare provider software segment into the clinical research services segment. As a result of this transition, future general and administrative costs incurred by the Company will increase from current levels.

         Interest income for the 1998 period was $972,000 compared to $1.52 million for the 1997 period as the Company's cash and cash equivalents balance, including short-term investments, decreased to $19.13 million at September 30, 1998 from $31.38 million at September 30, 1997.

         Discontinued operations. The Company incurred a loss from the discontinued operations of its healthcare provider software segment of $10.06 million for the 1998 period, which included a charge of $5.35 million recorded in the second quarter related to the decision to exit the healthcare provider software market. The loss from discontinued operations recorded in the 1998 period represents results of operations of the discontinued business segment through June 30, 1998. Losses for the three months ended September 30, 1998 were accrued in conjunction with the $5.35 million charge discussed above. For the 1997 period, the loss from discontinued operations was $16.19 million, which included $8.7 million in various special charges related the Company's 1996 revenue restatement and 1997 restructuring.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents, including short-term investments, totaled $19.13 million as of September 30, 1998, a decrease of $8.86 million from December 31, 1997. This decrease was primarily due to a) $6.10 million used in discontinued operations, b) $887,000 used in continuing operating activities, c) $1.09 million used for the purchase of equipment and fixtures, principally computer and computer systems equipment, and d) $837,000 used to repurchase shares of Company stock.

         As of September 30, 1998 the Company had net working capital of $12.13 million, compared to $24.23 million at December 31, 1997. This decrease resulted primarily from net losses of $10.95 million incurred during the nine months ended September 30, 1998 which include a charge of $5.35 million recorded in the second quarter, consisting primarily of estimated costs related to employee severance and retention, facility restructuring and fulfillment of remaining contractual obligations related to the Company's decision to exit the healthcare provider software market. The components of the charge are estimates made by management from information available at the time the charge was recorded. The aforementioned charge will result in a corresponding decrease in the cash balance through the disposal period. Additionally, management anticipates the Company will continue to experience operating losses into 1999, and as a result, believes working capital will continue to decline.

         As of September 30, 1998, the Company had $1.35 million in accounts receivable related to continuing operations compared to $1.16 million as of December 31, 1997. The Company believes its current provision of $148,000 for bad debts is adequate.

         The Company's Board of Directors has authorized a stock repurchase program under which up to 2.0 million shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through September 30, 1998, the Company has repurchased 1,134,600 shares of common stock for approximately $2.86 million. As of September 30, 1998, there were 9,419,429 shares of the Company's common stock issued and outstanding.

         The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents of $19.13 million on hand at September 30, 1998 will be sufficient to fund its operations, capital requirements, and expansion goals through 1999. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods beyond 1998. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

         The Company has experienced operating losses for each of the past four years. Net losses for the year ended December 31, 1997 were $19.04 million, and for the nine months ended September 30, 1998, $10.95 million. The Company had an accumulated deficit of $53.72 million as of September 30, 1998. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement" filed as Exhibit 99 to the Company's Annual Report on Form 10-K, dated March 27, 1998.

         Year 2000 Issue. The Company is currently evaluating the potential effect of the situation commonly referred to as the "Year 2000 Issue," which involves the inability of certain software and hardware systems to properly recognize and process dates for the year 2000 and beyond. The Company, with the assistance of outside consultants, has developed and is implementing a plan to evaluate the Company's software products, internal systems and material third party relationships.

         As part of this evaluation plan, the Company and its consultants are conducting a review of the Company's software products to determine the nature and extent of any modifications required to make these software products capable of processing dates for the year 2000 and beyond. The Company and its consultants have substantially completed an audit of the Company's Crescendo! software product. To date, this audit has not identified any material modifications to the Crescendo! software product which are necessary to make it Year 2000 compliant. The Company expects to complete the audit of the Crescendo! software product during the fourth quarter of 1998. The Company intends to make any modifications or upgrades that are necessary to make Crescendo! Year 2000 compliant, except as this intention may be modified if the Crescendo! assets are sold as part of the Company's announced plan to exit the healthcare provider software market.

          As a part of its decision to exit the healthcare provider software market, the Company has ended its development of the Vista software and announced that it will sunset the software by June 1999. Accordingly, the Company will not conduct an independent audit of this software for Year 2000 compliance. Although the Company's tests of the Vista software indicate the software properly processes dates for the year 2000 and beyond, the Company has advised its customers that it will not take any additional steps to assure Year 2000 compliance of the Vista software, and that customers should consider this fact when making their own assessments of Year 2000 readiness.

          The Company has spent approximately $149,000 on Year 2000 testing, auditing, and modifications or upgrades through September 30, 1998. The costs of Year 2000 compliance have been, and will be expensed as incurred. Additionally, the Company expects to spend approximately $70,000 on these efforts to complete its Year 2000 compliance procedures, exclusive of any unknown modifications or upgrades that may be uncovered in the course of the Company's on-going audit of Crescendo! software. It is also possible that the Company's software products may contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. The costs of any required modifications or upgrades to the Company's software products could have a material effect on the business, financial condition or results of operations of the Company. In addition, if any modifications or upgrades to the Company's software products are not completed in a timely manner, the Year 2000 issue could have a material effect on the business, financial condition or results of operations of the Company. Also, there may be litigation that arises out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the recent nature of such litigation, it is uncertain to what extent the Company may be affected by it.

         The operation of the Company's software requires the use of operating systems and computer hardware provided by third parties. To the extent that these operating systems or hardware are not Year 2000 compliant, the Company's customers may experience difficulties operating the Company's software regardless of Year 2000 compliance on the part of the Company's products. The Company is aware that certain operating systems and hardware on which the Company's software may operate may not be Year 2000 compliant based upon statements of vendors of the operating systems and hardware. The Company has advised its customers to conduct an investigation of the system used to run the Company's software.

         The Company's internal information technology ("IT") systems and non-IT systems use hardware and software supplied by third party vendors. The Company is currently evaluating Year 2000 compliance of the third party hardware and software, including obtaining Year 2000 compliance statements from the vendors. To date, the Company has substantially completed the review of its hardware systems. Based on this review, the Company does not expect to incur material costs to upgrade or replace hardware. The Company's review of third party software is not yet complete. As a consequence, the Company cannot determine whether the costs to replace software will be material. Should Year 2000 compliance tests indicate that material expenditures will be required to upgrade or replace third party software, the estimates of costs to complete Year 2000 compliance procedures set forth above will increase. The Company expects to complete substantially its Year 2000 readiness preparations by June 1999. However, unforeseen circumstances could prevent a timely completion of all necessary Year 2000 compliance measures. The Company believes that adequate alternatives are available for information processing should necessary upgrades or replacements not occur in a timely manner.

         The Company's clinical research services, particularly its data management services, will depend on the use of third party software. The Company is obtaining certification of Year 2000 compliance from the vendors of software used in its services. Any failure of this software to be Year 2000 compliant could cause a material disruption in the Company's business. In addition, the Company depends on infrastructure services provided by third parties and government agencies (e.g. electricity, phone service, water and transportation). The failure of one or more of these infrastructures services could cause a material disruption in the Company's business.

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

         The Company and certain of the Company's directors and officers are defendants in a declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiffs' request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. The Company intends to oppose this action vigorously and has filed a counterclaim to enforce coverage under the policy, including advancement of expenses.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         Effective January 1, 1999, John W. Robbins will transition from his responsibilities as Senior Vice President to return to his role as a consultant to the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)    Exhibits

          27.1   Financial Data Schedule -Nine Months Ended September 30, 1998


          (b)    Reports on Form 8-K

                 None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Summit Medical Systems, Inc.


Date:  November 13, 1998              By:  /s/ Barbara A. Cannon
                                           ----------------------
                                           Barbara A. Cannon
                                           President and Chief Executive Officer


Date:  November 13, 1998              By:  /s/ Paul R. Johnson
                                           -------------------
                                           Paul R. Johnson
                                           Vice President and Chief Financial
                                           Officer