Form 10-K
period 1998-12-31
CELERIS CORP
filed 1999-03-30
CIK 946994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1998
                                       or
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-26390

                               CELERIS CORPORATION
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                41-1545493
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)

          1801 WEST END AVENUE, SUITE 750
               NASHVILLE, TENNESSEE                            37203
     (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (615) 341-0223


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

                   Yes [X]                    No [ ]

         The aggregate market value of the common stock held by non-affiliates of the registrant at March 19, 1999 was $ 7,945,730 based on the last sale price for the Common Stock as quoted on the Nasdaq National Market on that date.

         As of March 19, 1999 there were 9,419,429 shares of the registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Pursuant to General Instruction G(3), the responses to Items 10, 11 and 12 of Part III of this report are incorporated herein by reference from the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before April 15, 1999.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I
ITEM 1.     BUSINESS

OVERVIEW

Celeris Corporation ("Celeris" or the "Company") is a provider of specialty clinical research services to pharmaceutical, medical device and biotechnology manufacturers. The Company's select services include regulatory consulting and clinical studies management, investigative site identification and recruitment, clinical monitoring staffing, data management and biostatistical consulting. In its service areas, the Company focuses on services that expedite and streamline clinical trials and regulatory submissions for new drugs, devices and other regulated healthcare products. These services accelerate specific functions within clinical trials and new product submissions which often become bottlenecks for manufacturers seeking regulatory clearance to market new products. Delays in obtaining regulatory clearance for new products can result in significant lost revenues and increased expenses for manufacturers. As a consequence, manufacturers have increasingly outsourced clinical research functions to organizations, such as the Company, that can offer expertise and services which speed the product development process.

CLINICAL RESEARCH OUTSOURCING AND INDUSTRY TRENDS

New pharmaceutical, medical device and biotechnology products undergo extensive clinical testing and regulatory review to determine their safety and efficacy. Manufacturers seeking approval for these products are often responsible for performing and analyzing pre-clinical and multi-phase clinical trials. Historically, manufacturers primarily used in-house personnel to conduct these trials. In recent years, manufacturers have begun to outsource clinical trials to clinical research organizations ("CROs"). Outsourcing of clinical research has been done for a variety of reasons: (i) cost containment efforts have lead companies to seek ways to reduce overhead, turning fixed costs into variable costs; (ii) the increasingly complex nature and size of research trials requires greater expertise, which may not be found in-house; (iii) the need to reduce the time it takes get a product through the Food and Drug Administration ("FDA") approval process; and (iv) the growth of smaller niche companies, particularly in the biotechnology and medical device industries, which lack internal resources to complete the approval process.

Industry analysts' estimates of worldwide research and development expenditures by the pharmaceutical, medical device and biotechnology industries were approximately $40 billion in 1998, of which approximately $26 billion was spent on clinical trials. Of that amount, industry analysts estimate approximately $4 billion was outsourced to CROs. In recent years, it has been estimated that the amount of research dollars being outsourced has increased at a rate of approximately 12% annually. The Company believes this trend will continue as manufacturers strive to enhance their revenues through faster product development while containing their costs. The CRO industry assists companies in this regard by providing a higher level of expertise or specialization than would be available in-house, capability to perform product development activities more quickly, and the opportunity to convert the fixed costs required to maintain in-house resources into variable costs through outsourcing.

In recent years, a number of CROs have emerged as large, full service providers of a broad range of product development services on a global basis. Their strategy is to provide a turnkey approach to meet the product development needs of manufacturers. These organizations typically maintain offices in multiple countries and employ hundreds or even thousands of individuals. Many of the large CROs have sustained significant growth rates over the past several years, produced either by internal expansion, strategic acquisitions of other organizations that provided geographic expansion, new therapeutic expertise, or broader service capabilities, or by a combination thereof. While successful, the larger CROs may not meet the needs of some pharmaceutical, biotechnology and medical device manufacturers for a variety of reasons, including a preference on the part of some manufacturers to work with smaller, more client-focused organizations.

This unfulfilled need has contributed to the emergence of smaller niche providers, who are focused on providing specific services within the product development process, or who specialize in one or more therapeutic areas. Services provided by these organizations, including those provided by the Company, may be utilized by product development organizations directly or by other CROs. These organizations range in size from a few hundred employees to sole proprietorships. Overall, the CRO industry is highly fragmented with several hundred CROs in existence.

BUSINESS STRATEGY

The Company's overall strategy is to offer select clinical research services to pharmaceutical, medical device and biotechnology manufacturers in areas that accelerate the product development process.

Among medical device and biologics manufacturers, the Company believes that it has a reputation as a high quality provider of regulatory consulting services. Many of the Company's regulatory consulting professionals are former senior managers from the FDA and the medical industry. To date, the Company has served over 500 clients. In addition, the Company believes the product development needs of manufacturers within the medical device and biologics industries have been overlooked by the CRO industry as a whole, and therefore, is expanding its capabilities to offer a wider array of services to these clients, including clinical trial management.

The Company has also begun to address certain areas that it believes cause delays in the product development process for pharmaceutical and biotechnology manufacturers. Those areas include investigative site selection and qualification, clinical monitoring staffing services, data management and biostatistical consulting.

Investigative Site Selection and Qualification. In order to conduct clinical trials, sponsoring manufacturers must identify, qualify and enroll patients in the trial based on certain pre-established criteria. Trial sponsors recruit investigative sites to screen and recruit qualified patients, administer the study protocol and collect required data. Depending on the size and complexity of the trial and the number of sites and patients required, this process may take a significant amount of time. The Company is developing a system to address delays in the selection and recruitment of investigative sites. The Company pre-qualifies investigative sites for participation in clinical trials in specific therapeutic areas. In the pre-qualification process, the Company establishes the site's regulatory compliance for participation in clinical trials and identifies groups of patients who meet criteria for inclusion in clinical trials in various therapeutic areas. The Company will assist the site in managing the administrative portion of the trials in which it participates, allowing the physician to focus on patient care. For its services, the Company will receive a portion of the grant paid to the investigative site by the study sponsor.

Clinical Monitoring Staffing Services. The clinical research process requires highly trained, experienced individuals. The CRO industry's rapid growth over recent years has made for a very competitive environment regarding the hiring, training and retention of employees which has, in many cases, resulted in a high employee turnover rate throughout the industry. Throughout the life of a clinical study, significant employee turnover can dramatically impact data quality and FDA submission timelines, resulting in increased costs. To assist product development organizations and CROs in identifying qualified resources, the Company is providing experienced clinical monitors on a contract basis to both product development organizations and to CROs. These individuals possess a number of years recent experience monitoring trials in multiple therapeutic areas, strong interpersonal skills, and a demonstrated ability to work independently.

Data Management and Biostatistical Consulting. Clinical trials produce large amounts of data that must be properly collected, entered into databases and analyzed. This process can be inefficient, particularly when it involves the use of antiquated systems or the merging of large data sets housed on disparate systems. To address these issues, the Company has invested in a state-of-the-art database management system that will allow for the efficient replication and upload of sponsor data sets. The Company believes use of the system provides a competitive advantage as a number of product development companies use the same database system. In addition, the Company is also experienced in the collection and integration of disparate data sets. As the size and complexity of clinical trials grows, data sets within a particular protocol or set of protocols may be generated using different systems making it cumbersome to analyze and compare study results. The Company's experience in this area allows it to assist clients in the efficient integration of data sets suitable for statistical analysis and submission to regulatory authorities. The Company believes the demand for data integration will continue to grow due in part to the growth in new product development coupled with increased licensing activity and joint ventures between product development organizations.

SERVICES

Regulatory Consulting. Through its subsidiary, C.L. McIntosh & Associates ("CLMA"), Celeris provides regulatory consulting services, primarily to medical device and biologic manufacturers. The Company assists manufacturers in obtaining and maintaining FDA clearance to market their products and to comply with all applicable FDA regulations. There are five consulting groups within CLMA as described below.

         Medical Device Evaluation. The Medical Device Evaluation Group provides medical device manufacturers with strategic planning, preparation and review services related to various FDA submissions, such as IDEs, 510(k)s, PMAs and INDs, for clearance to market new medical products. In doing so, this group may prepare the entire regulatory submission or individual sections, or review the client's submission for potential FDA issues and completeness. Additionally, the group will represent and advise clients in meetings with FDA reviewers and advisory panels.

         Statistics. The Statistics Group provides comprehensive statistical consulting related to clinical study design and protocol development, database design, programming and validation, data analysis and report preparation. This groups also assists clients in their interactions with and presentations to the FDA.

         Clinical Studies. The Clinical Studies Group provides consultative services related to medical device and biotechnology clinical studies, as well as an array of clinical study and trial management services. This group offers protocol development, management of clinical investigations, clinical study monitoring, auditing and database development and management.

         Biologics. The Biologics Group provides regulatory and product development strategy, submission preparation and review, FDA interaction, and clinical trial design to companies which produce blood and blood-related products, biologic therapeutic agents (recombinant proteins from cell culture and from transgenic sources), monoclonal antibodies, classical and biotech-derived vaccines, and cell and gene therapies.

         Quality Systems and Compliance. The Quality Systems and Compliance Group provides consultative services to clients with medical device and radiation-emitting electronic products regarding GMP (Good Manufacturing Practices) and QSR (Quality System Regulations). This group also consults on issues related to electronic product radiation safety performance standards, product certification processes, recalls, responses to FDA inspections, complaint handling systems and other record-keeping and reporting requirements.

In addition to the services described above, the Company began to expand its service offerings in 1998 to address certain needs of pharmaceutical and biotechnology manufacturers. The new service offerings are described below.

Investigative Site Selection and Qualification. Celeris provides pre-qualified investigative sites for clinical trials and assists the sites in managing the administrative procedures related to the execution of study protocols. Services provided by this group also include centralized collection of regulatory documents, patient population evaluation, transcription of source documents and audit support.

Clinical Monitoring Staffing Services. Celeris provides experienced clinical monitors to assist in the execution of clinical study protocols and the collection of data. The Company provides this service for both short and long term assignments to research sponsors or other CROs.

Data Management and Biostatistical Consulting. Celeris designs, implements and manages clinical study databases and assists with the data collection process. The Company also consolidates and integrates data from multiple study protocols, platforms and legacy systems for a variety of uses including product submissions, ISS/ISE filings, NDAs, PMAs and future analysis.

SALES AND MARKETING, CUSTOMERS AND COMPETITION

Sales and Marketing. Marketing of the Company's regulatory consulting services is focused primarily on medical device and biologics manufacturers located in the United States. The previous FDA and industry experience of the senior consultants is critical to the Company's sales and marketing strategy. The Company works to generate repeat business primarily by providing quality services to its clients. New client leads are generated through participation in medical industry seminars and exhibits, as well as direct mail and advertising campaigns. In 1998, the Company also hired an experienced business development representative to market the Company's regulatory and clinical study consulting services directly to medical device and biologics manufacturers.

To market its new service offerings, the Company has hired an experienced business development manager to build a sales team focused on selling services to pharmaceutical and biotechnology manufacturers who have a track record of outsourcing clinical research services and who the Company believes can benefit from its particular services.

Customers. To date, the Company has served over 500 medical device and biotechnology manufacturers. The Company's customer base is primarily in the United States, with less than 10% of its customers being located in foreign countries. Within these firms, the Company works with various individuals including medical and scientific personnel, regulatory affairs professionals, and business executives. The Company has clients in a broad array of medical specialties, with a strong presence in the cardiovascular, ophthalmology and biologics markets. During 1998, revenues from Mentor Corporation and Guidant Corporation accounted for 13.2% and 10.7%, respectively, of the Company's consolidated revenues. The Company anticipates that, in the future, these clients or other clients may account for greater than ten percent of its consolidated revenues, depending on the product development plans for each client, each client's continued use of outside clinical research services and the Company's ability to retain each client's business.

Competition. The Company competes in a large and highly fragmented industry which consists of a broad array of companies ranging from large, publicly traded organizations to sole proprietorships. The Company primarily competes against in-house research and development departments of product development manufacturers and other CROs, some of which possess substantially greater capital, technical and other resources than the Company. CROs compete in a variety of areas, including previous client experience, expertise in particular services or therapeutic areas, the quality of services performed, financial viability and price.

GOVERNMENT REGULATION

The clinical investigation of new pharmaceutical, biotechnology and medical device products is highly regulated by governmental agencies. The purpose of United States federal regulations is to ensure that only those products which have been proven to be safe and effective are made available to the public. The FDA has set forth regulations and guidelines that pertain to applications to initiate trials of products, approval and conduct of studies, report and record retention, informed consent, applications for the approval of new products and post-marketing requirements. Pursuant to FDA regulations, CROs that assume obligations of a drug sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations. In the United States, the historical trend has been in the direction of increased regulation by the FDA.

The services provided by the Company are ultimately subject to FDA regulation in the United States and comparable agencies in other countries, although the level of applicable regulation in other countries is generally less comprehensive than regulation present in the United States. The Company is obligated to comply with FDA regulations governing such activities as selecting qualified investigators, obtaining required forms from investigators, verifying that patient informed consent is obtained, monitoring the validity and accuracy of data, verifying drug/device accountability and instructing investigators to maintain records and reports. The Company must also maintain records for each study for specified periods for inspection by the study sponsor and the FDA during audits. If such audits document that the Company has failed to adequately comply with Federal regulations and guidelines, it could have a material adverse effect on the Company. In addition, the Company's failure to comply with applicable regulations could possibly result in termination of ongoing research or the disqualification of data, either of which could also have a material adverse effect on the Company, including, without limitation, damage to the Company's reputation.

EMPLOYEES

As of February 28, 1999, the Company had 72 full-time employees. The Company's performance depends on its ability to attract, develop, motivate and retain qualified professional, scientific and technical staff. There is significant competition for employees with the skills required to perform the services offered by the Company from other CROs as well as from the in-house research departments of pharmaceutical, medical device and biotechnology companies. The Company's employees are not covered by collective bargaining agreements. The Company has experienced no work stoppages and believes its relations with its employees to be good.

DISCONTINUED OPERATIONS

On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. On December 24, 1998 the Company completed the sale of the healthcare provider software segment. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of discontinued operations.

CAUTIONARY STATEMENT AND RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include statements regarding intent, belief, or current expectations of the Company and its management related to the business, financial condition, liquidity, results of operations or prospects of the Company. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results expressed or implied by the forward-looking statements. The risk factors set forth below, among others, in the context of a forward-looking statement means that any one of the factors may cause actual results to differ materially from those implied by such forward-looking statements. These risk factors are in addition to any other cautionary statements, written or oral, which may be made or referred to in connection with any such forward-looking statement.

The Company May Continue to Incur Net Losses

The Company has incurred substantial net losses since its formation. Net losses for the year ended December 31, 1998 were $12.65 million, and the accumulated deficit at that date was $55.42 million. The Company's ability to increase revenue will depend on a number of factors, including expanding its regulatory and clinical studies consulting services and developing its new models for clinical research services. The Company also anticipates increased operating expenses for personnel to expand services. As a result, the Company expects that it will continue to experience operating losses through at least 1999. The Company's ability to achieve profitability and positive cash flow in future periods will depend on its ability to control costs and to keep increases in expenditures below growth in revenue, if any. The Company cannot predict whether it will generate sufficient revenues, or adequately control costs, to achieve profitability or positive cash flow.

The Company's Ability to Increase Revenue from Clinical Research Services Is Uncertain

The Company is seeking to increase revenue by expanding its clinical research service offerings. To date, the Company has generated only modest revenue from these new service offerings and has a limited operating history in the clinical research services market on which to base expectations for future performance. Accordingly, the ability to expand the Company's presence in this market successfully is uncertain. The Company faces several obstacles to expanding its share of the clinical research service offerings, including:

- competition from established competitors, many of which have superior market acceptance and greater experience with clinical research services;
-  difficulty of creating the required corporate organization for this market;
   and
- difficulty of differentiating the Company's clinical research services from those offered by competitors.

The Company cannot predict whether its clinical research services will overcome these obstacles and achieve market acceptance. Failure to achieve market acceptance for the expanded clinical research services could have a material adverse effect on the business, financial condition, results of operations and prospects of the Company.

The Company Will Experience Fluctuations in Quarterly Operating Results

The Company's quarterly operating results may fluctuate significantly because of several factors, including the commencement or completion of significant contracts, delays in implementing or completing particular clinical trials and terminations of clinical trials. Due to the relatively fixed nature of most costs, including personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on the results of operations in that quarter. In general, quarterly revenue is difficult to forecast because many of the Company's services have been recently introduced, which makes forecasting demand for, and revenue from, these services uncertain. As a result of the foregoing factors, it is possible that in some future quarters results of operations will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock could be adversely affected.

The Company Depends on Certain Industries

The Company's revenue is highly dependent upon the research and development expenditures of the pharmaceutical, medical device and biotechnology industries and the use of outside clinical research services by these industries. The Company's operations could be materially and adversely affected by a general economic decline in these industries or by any reduction in their research and development expenditures or in the outsourcing of clinical research services.

The Company Operates in a Highly Competitive Industry

The market for clinical research services offered by the Company is highly competitive. The Company competes against traditional clinical research organizations, the in-house research and development departments of sponsor companies, as well as universities and teaching hospitals. Most of these competitors have established market positions and greater capital, technical and other resources than the Company. The Company also competes against consulting firms offering regulatory consulting services. Increased competition may lead to price and other forms of competition that may affect margins.

Large Contracts May Be Terminated or Delayed

Most of the Company's contracts are terminable by the client. Clients terminate or delay contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the drug being tested. In addition, the Company believes that cost-containment and competitive pressures have caused sponsor companies to apply more stringent criteria to the decision to proceed with clinical trials and, therefore, may result in a greater willingness of these companies to cancel contracts with clinical research organizations. The loss or delay of a large contract or the loss or delay of multiple contracts could have a material adverse effect on the Company's financial performance.

The Company May Experience Operational Difficulties

Expansion in the clinical research services market will place a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve operating, administrative and information systems, accurately predict future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects, and attract and retain qualified management, professional, scientific and technical operating personnel. Failure to meet the demands of the expansion of the business could have a material adverse effect on the Company.

The Company Depends on Government Regulation

The clinical research industry depends on the comprehensive government regulation of the product development process. In the United States, the general trend has been in the direction of continued or increased regulation, although the FDA recently announced regulatory changes intended to streamline the approval process for biotechnology products by applying the same standards that are in effect for conventional drugs. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures, as well as anticipated regulation, could materially and adversely affect the demand for the services offered by the Company. In addition, failure to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data, either of which could have a material adverse effect on the Company.

The Company Is a Defendant in Shareholder Litigation

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5,
Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The actions do not state the monetary damages that are being sought at this time. The Company intends to defend against these actions vigorously. There can be no assurance that any judgement, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

The Company Is Subject to a Securities and Exchange Commission Investigation

The Division of Enforcement of the Securities and Exchange Commission (the "Commission") is conducting an investigation relating to the Company's restatement of certain financial statements in 1997. The Company is cooperating fully with the Commission and its investigation. The Company cannot predict whether any order, decree or other action issued or taken by the Commission arising out of its investigation will not result in sanctions which could have a material adverse effect on the Company or certain individuals.

The Company May Not Have Directors' and Officers' Insurance Coverage for Litigation Liabilities

The insurance underwriters of the Company's former directors' and officers' insurance policies have denied coverage for costs and liabilities related to the pending shareholder litigation and Securities and Exchange Commission investigation. The insurance underwriters have filed a declaratory relief action seeking to affirm this denial. The Company is opposing this action and has filed a counterclaim to enforce coverage under this policy. If the insurance underwriters are successful in this action, the insurance underwriters would not be responsible for any potential losses resulting from an adverse judgement on, or settlement of, the shareholder litigation, or for the Company's expenses related to the defense of directors and officers in connection with this litigation, which could have a material adverse effect on the Company.

The Company May Experience Different Results Than Expected Related to Discontinued Operations

Future collections of the proceeds from the sale of the assets of the discontinued healthcare provider software segment are based on performance of those assets in accordance with the agreement. In addition, the Company has retained certain liabilities related to the discontinued operations. Failure of assumptions regarding the performance of the assets or the estimated remaining liability amounts of the discontinued operations could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

The Company leases approximately 13,000 square feet for its corporate headquarters in Nashville, Tennessee; approximately 15,500 square feet for its office in Rockville, Maryland; and approximately 16,000 square feet for its office in Morrisville, North Carolina. The Company believes that the space leased is adequate for the Company's operations and that the leases generally reflect market rates in their respective geographic locations. The expiration dates of the leases range from 2001 to 2003.

Effective March 1, 1999 the Company assigned the lease agreement for its 34,000 square feet of office space in Minneapolis, Minnesota. Upon this assignment, the Company has no further obligations related to this lease.

ITEM 3.     LEGAL PROCEEDINGS

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5,
Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The actions do not state the monetary damages that are being sought at this time. The Company intends to defend against these actions vigorously. There can be no assurance that any judgement, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

The Division of Enforcement of the Securities and Exchange Commission (the "Commission") is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation. There can be no assurance that any order, decree or other action issued or taken by the Commission arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

The Company and certain of the Company's directors and officers are defendants in a declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiffs' request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. The Company intends to oppose this action vigorously and has filed a counterclaim to enforce coverage under the policy, including advancement of expenses. There can be no assurance that any order, decree or declaration arising out of this matter will not have a material adverse effect on the Company or its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
            MATTERS

The Company's Common Stock is Listed on The Nasdaq Stock Market ("Nasdaq") under the symbol "CRSC". On March 19, 1999 the last reported sale price for the Common Stock on Nasdaq was $ 1.09. As of March 19, 1999 the Company had approximately 178 holders of record of the Common Stock and the Company estimates an additional 1,900 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated.

                                         HIGH                     LOW
                                         ----                     ---
1997
     First quarter                      $ 7.88                  $ 3.25
     Second quarter                     $ 3.38                  $ 2.44
     Third quarter                      $ 2.75                  $ 1.88
     Fourth quarter                     $ 3.81                  $ 1.50

1998
     First quarter                      $ 3.56                  $ 1.44
     Second quarter                     $ 5.13                  $ 2.06
     Third quarter                      $ 2.88                  $ 1.00
     Fourth quarter                     $ 1.50                  $ 0.63

The Company has paid no dividends since its inception date.

ITEM 6.     SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below for each of the three years ended December 31, 1998, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998 and 1997 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1995 and 1994 and the consolidated balance sheet data at December 31, 1996, 1995 and 1994 are derived from audited consolidated financial statements of the Company not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and related Notes, and other financial information included elsewhere herein. All prior period amounts have been restated for discontinued operations.

                                                                       YEARS ENDED DECEMBER 31
                                                    -------------------------------------------------------
                                                       1998        1997       1996        1995       1994
                                                    -------------------------------------------------------
                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenue                                             $  5,783    $  5,102    $  3,671    $  3,895    $ 2,698

Costs of sales                                         4,028       3,424       2,100       2,077      1,991
                                                    --------    --------    --------    --------    -------

  Gross profit                                         1,755       1,678       1,571       1,818        707

General and administrative expenses                    5,068       2,767       2,390       1,707        919
                                                    --------    --------    --------    --------    -------

  Loss from operations                                (3,313)     (1,089)       (819)        111       (212)

Interest income, net                                   1,199       1,946       1,888         575         81
                                                    --------    --------    --------    --------    -------

  Income (loss) from continuing operations            (2,114)        857       1,069         686       (131)

Discontinued operations:
     Loss from discontinued operations                (4,707)    (19,902)    (13,905)     (9,710)    (1,042)
     Loss on disposal of discontinued operations      (5,832)          -           -           -          -
                                                    --------    --------    --------    --------    -------
     Total discontinued operations                   (10,539)    (19,902)    (13,905)     (9,710)    (1,042)
                                                    --------    --------    --------    --------    -------
  Net loss                                          $(12,653)   $(19,045)   $(12,836)   $ (9,024)   $(1,173)
                                                    ========    ========    ========    ========    =======

Basic income (loss) per common share:
       Continuing operations                        $  (0.22)   $   0.08    $   0.11    $   0.10    $ (0.03)
       Discontinued operations                         (1.10)      (1.94)      (1.48)      (1.49)     (0.21)
                                                    --------    --------    --------    --------    -------
                                                    $  (1.32)   $  (1.86)   $  (1.37)   $  (1.39)   $ (0.24)
                                                    ========    ========    ========    ========    =======
Diluted income (loss) per common share:
       Continuing operations                        $  (0.22)   $   0.08    $   0.11    $   0.10    $ (0.03)
       Discontinued operations                         (1.10)      (1.84)      (1.39)      (1.38)     (0.21)
                                                    --------    --------    --------    --------    -------
                                                    $  (1.32)   $  (1.76)   $  (1.28)   $  (1.28)   $ (0.24)
                                                    ========    ========    ========    ========    =======
Weighted average shares outstanding:
       Basic                                           9,574      10,259       9,399       6,513      4,930
       Diluted                                         9,574      10,812      10,016       7,069      4,930

Balance sheet data (end of period):
Cash, cash equivalents and short-term investments   $ 15,222    $ 27,996    $ 44,630    $ 22,921    $ 3,148
Working capital                                       11,192      24,226      41,707      24,276      2,924
Total assets                                          18,164      30,671      49,847      29,530      6,441
Long-term debt                                             -           -           -           8        147
Shareholders' equity                                  12,205      25,597      46,083      25,834      3,891


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K. Except for the historical information contained herein, the following discussion and analysis may contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statement made in Item 1 of this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this discussion and analysis. The Company's results could differ materially from those implied by the following discussion and analysis. Factors that could cause or contribute to such differences include those discussed in
Item 1 of this Annual Report on Form 10-K under the caption "Cautionary Statement and Risk Factors," as well as other factors discussed elsewhere herein.

OVERVIEW

The Company is a provider of specialty clinical research services to pharmaceutical, medical device and biotechnology manufacturers. Services offered by the Company include regulatory consulting and strategy, device evaluation, product and manufacturing quality assurance, statistical analysis and clinical study design. In addition, in 1998 the Company expanded its service offerings to include investigative site selection and qualification, clinical monitoring staffing services, data management and biostatistical consulting.

On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. As a result of this decision, the Company recorded a charge of $5.35 million in the second quarter of 1998 to dispose of the software segment. This charge represented management's estimate of costs to exit the software business, including employee severance and retention, facility restructuring, operating losses through the disposal period and fulfillment of remaining contractual obligations.

On December 24, 1998 the Company completed the sale of its healthcare provider software segment. As consideration for the sale, the Company will receive a total purchase price of up to $2,000,000, contingent upon the performance of the assets and the buyer's costs to perform prepaid support and service obligations after the closing. The Company has retained certain liabilities related to the software segment including severance and retention liabilities, certain amounts due under customer contracts and other liabilities related to the disposal of the segment. In connection with the sale, the Company recorded a $483,000 loss in the fourth quarter of 1998. The loss represents the net book value of assets and liabilities transferred to the buyer, net of cash received at closing of $200,000 and related transaction costs. The charge also includes the net effect of a reassessment of the Company's retained obligations not transferred to the buyer. The Company will record the remaining proceeds from the sale of the software segment as gain on sale of discontinued operations in the period collection is assured.

The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. The financial position and results of operations of the BSM Consulting Group and Medical Information Systems Company, Inc., both sold in the third quarter of 1997, are considered part of the healthcare provider software segment and are presented as discontinued operations in 1997 and 1996.

RESULTS OF OPERATIONS

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

The Company incurred a net loss of $12.65 million, or $1.32 per diluted share, for the year ended December 31, 1998 as compared to a net loss of $19.04 million, or $1.76 per diluted share, for the year earlier period. The 1998 results include a loss from continuing operations of $2.11 million, or $0.22 per diluted share, and a loss from discontinued operations of $10.54 million, or $1.10 per diluted share. The 1997 results include income from continuing operations of $857,000, or $0.08 per diluted share, and a loss from discontinued operations of $19.90 million, or $1.84 per diluted share.

Continuing operations. Revenue from continuing operations for the year ended December 31, 1998 was $5.78 million compared to $5.10 million for the year earlier period, an increase of 13.4%. This increase in revenue resulted primarily from a higher volume of consulting services performed.

Cost of sales were $4.03 million for the 1998 period, or 69.7% of revenue, compared to $3.42 million for the 1997 period, or 67.1% of revenue. This increase in cost of sales as a percentage of revenue is primarily the result of the addition of client service personnel related to the Company's expanded service offerings throughout 1998. As these service offerings remained in a start-up phase, these personnel did not provide any significant billable client services in 1998. These additional resources have had and will continue to have a negative effect on operating margins until such time the individuals are utilized as billable resources.

General and administrative expenses were $5.07 million, or 87.6% of revenue, for the 1998 period compared to $2.77 million, or 54.2% of revenue, for the 1997 period. This increase in general and administrative expenses as a percentage of revenue is primarily due to the addition of salaries, benefits and other overhead costs associated with the Company's expanded service offerings. At the end of 1998, the Company had in place a significant portion of the infrastructure necessary to support the expanded service offerings. The Company does not anticipate future general and administrative expense growth rates to reach 1998 levels.

Interest income for the 1998 period was $1.20 million compared to $1.95 million for the 1997 period as the Company's cash and cash equivalents balance, including short-term investments, decreased to $15.22 million at December 31, 1998 from $28.0 million at December 31, 1997.

Discontinued operations. The Company incurred losses from the discontinued operations of its healthcare provider software segment of $10.54 million for the 1998 period, which included charges for disposal of discontinued operations of $5.35 million recorded in the second quarter related to the decision to exit the healthcare provider software market and $483,000 recorded in the fourth quarter related to the sale of the assets of the software segment. The loss from discontinued operations of $4.71 million in the 1998 period represents results of operations of the discontinued business segment through June 30, 1998. Losses for the period July 1, 1998 to December 24, 1998 (the date the assets of the discontinued segment were sold) were accrued in conjunction with the $5.35 million charge discussed above. For the 1997 period, the loss from discontinued operations was $19.90 million, which included $10.05 million in various special charges related the Company's 1996 revenue restatement and 1997 restructuring.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

The Company incurred a net loss of $19.04 million, or $1.76 per diluted share, for the year ended December 31, 1997 as compared to a net loss of $12.84 million, or $1.28 per diluted share, for the year earlier period. The 1997 results include income from continuing operations of $857,000 or $0.08 per diluted share, and a loss from discontinued operations of $19.90 million, or $1.84 per diluted share. The 1996 results include income from continuing operations of $1.07 million, or $0.11 per diluted share, and a loss from discontinued operations of $13.90 million, or $1.39 per diluted share.

Continuing operations. Revenue from continuing operations for the year ended December 31, 1997 was $5.10 million compared to $3.67 million for the year earlier period, an increase of 39.0%. This increase in revenue resulted primarily from a higher volume of consulting services performed.

Cost of sales were $3.42 million for the 1997 period, or 67.1% of revenue, compared to $2.10 million for the 1996 period, or 57.2% of revenue. The increase in cost of sales as a percentage of revenue is primarily related to the addition of higher cost billable resources during 1997 to meet client demand.

General and administrative expenses were $2.77 million, or 54.2% of revenue, for the 1997 period compared to $2.39 million, or 65.1% of revenue, for the 1996 period. This decrease in general and administrative expenses as a percentage of revenue is primarily due to revenue growth during 1997 in excess of general and administrative resources added to meet growth.

Interest income for the 1997 period was $1.95 million compared to $1.89 million for the 1996 period.

Discontinued operations. The Company incurred a loss from the discontinued operations of its healthcare provider software segment of $19.90 million for the 1997 period compared to $13.90 million for the 1996 period. The 1997 period included special charges of $10.05 million related to the Company's 1996 revenue restatement and 1997 restructuring.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including short-term investments, totaled $15.22 million as of December 31, 1998, a decrease of $12.77 million from December 31, 1997. This decrease was primarily due to a) $8.58 million used in discontinued operations, b) $2.39 million used in continuing operating activities, c) $1.02 million used for the purchase of equipment and fixtures, principally computer and computer systems equipment, and d) $837,000 used to repurchase shares of the Company's stock.

As of December 31, 1998 the Company had net working capital of $11.19 million, compared to $24.23 million at December 31, 1997. This decrease resulted primarily from net losses of $12.65 million incurred during the year ended December 31, 1998 which included charges on the disposal of discontinued operations of $5.83 million.

Management anticipates the Company will continue to experience operating losses into 1999, and as a result, it believes working capital will continue to decline.

As of December 31, 1998, the Company had $1.52 million in accounts receivable, net of bad debt allowance, related to continuing operations compared to $1.10 million as of December 31, 1997. The Company believes its current allowance of $172,000 for bad debts is adequate.

As of December 31, 1998, the Company had remaining liabilities of $4.26 million related to the disposal of the discontinued operations. The Company expects to pay these liabilities during 1999. Additionally, the Company is due up to $1.80 million at various dates during 1999 under the terms of the agreement for the sale of the assets of the discontinued healthcare provider software segment. The consideration from the sale is payable in the form of $1,000,000 cash, of which $200,000 was paid at closing on December 24, 1998 and the remainder of which is payable in four equal cash payments of $200,000 to be made at the end of each fiscal quarter of the fiscal year ending December 31, 1999. At the closing, the buyer also delivered to the Company a $1,000,000 non-interest bearing promissory note (the "Note") due and payable on the earlier of December 24, 1999 or the date on which the buyer closes an equity financing of at least $3,000,000. The
Note is subject to adjustment in the event that the amount of service fees and similar charges to customers of the Company's healthcare provider software segment that was billed during the twelve-month period ending March 31, 1999 and is paid and collected on or before September 25, 1999 (the "Anniversary Revenue") is less than $2,000,000; provided that the principal amount of the Note may not be reduced by more than $500,000. If the Note is paid in full prior to September 25, 1999, the Company will reimburse the buyer for any shortfall in collected fees and charges, up to a $500,000 maximum. The Company has also agreed to reimburse the buyer in three installments through June 30, 1999 for the performance of prepaid support and service obligations on assigned contracts totaling $500,000; provided that if the Anniversary Revenue exceeds $2,000,000, the Company's reimbursement obligation will be reduced by the amount of the excess up to a maximum of $500,000.

The Company's Board of Directors has authorized a stock repurchase program under which up to 2.0 million shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through December 31, 1998, the Company has repurchased 1,134,600 shares of common stock for approximately $2.86 million. As of December 31, 1998, there were 9,419,429 shares of the Company's common stock issued and outstanding.

The Company anticipates 1999 capital expenditures will be approximately $1.0 million primarily for computer and computer-related equipment and software associated with the Company's expanded clinical research services as well as capital expenditures required for new employees.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including short-term investments, of $15.22 million on hand at December 31, 1998 will be sufficient to fund its operations, capital requirements, and expansion goals through 1999. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods into and beyond 1999. If the Company cannot achieve profitability or positive cash flow, or if its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced net losses for each of the past five years. Net losses for the year ended December 31, 1998 were $12.65 million. The Company had an accumulated deficit of $55.42 million as of December 31, 1998. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized in Item 1 of this Annual Report on Form 10-K under the caption "Cautionary Statement and Risk Factors."

Year 2000 Issue. The Company is currently evaluating the potential effect of the situation commonly referred to as the "Year 2000 Issue," which involves the inability of certain software and hardware systems to properly recognize and process dates for the year 2000 and beyond. The Company, with the assistance of outside consultants, has developed and is implementing a plan to evaluate the Company's internal systems and material third-party relationships.

The Company has paid third parties approximately $175,000 on Year 2000 testing, auditing, and modifications or upgrades through December 31, 1998. The costs of Year 2000 compliance have been and will be expensed as incurred. Additionally, the Company expects to spend approximately $55,000 on these efforts to complete its Year 2000 compliance procedures.

The Company's internal information technology ("IT") systems and non-IT systems use hardware and software supplied by third-party vendors. The Company is currently evaluating Year 2000 compliance of the third-party hardware and software, including obtaining Year 2000 compliance statements from the vendors. To date, the Company has substantially completed the review of its hardware and software systems. Based on this review, the Company does not expect to incur material costs to upgrade or replace its hardware or software systems. However, the estimates of costs to complete Year 2000 compliance procedures are based, in part, on compliance statements received from third-party vendors of the Company's hardware and software systems. Subsequent revisions to these compliance statements by third-party vendors could result in revised estimated costs to complete Year 2000 compliance measures. The Company can not predict whether these revisions, if any, will be material.

The Company expects to complete substantially its Year 2000 readiness preparations by June 1999. However, unforeseen circumstances could prevent a timely completion of all necessary Year 2000 compliance measures. The Company believes that adequate alternatives are available for information processing should necessary upgrades or replacements not occur in a timely manner.

The Company's clinical research services, particularly its data management services, will depend on the use of third-party software. The Company is obtaining certification of Year 2000 compliance from the vendors of software used in its services. Any failure or delay of this software to be Year 2000 compliant could cause a material disruption in the Company's business. The Company's contingency plan should this software fail to be Year 2000 compliant is to seek modifications from the vendors of this software in order for it to be Year 2000 compliant. In addition, the Company depends on infrastructure services provided by third parties and government agencies (e.g. electricity, phone service, water and transportation). The failure of one or more of these infrastructure services could cause a material disruption in the Company's business.

The Company ended all expenditures on Year 2000 testing of its healthcare provider software products upon the sale of these assets on December 24, 1998. In connection with the sale of the assets of the Company's healthcare provider software segment, the Company made certain representations regarding Year 2000 compliance of the Company's software products and agreed to indemnify the buyer against losses related to a breach of representations and certain third-party claims related to the operation of the assets prior to the sale. Although the Company's tests and audits of these software products prior to the asset sale did not indicate any issues with Year 2000 compliance, if an issue with Year 2000 compliance by these products were to arise, the Company could face claims under its indemnification obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and short-term investments. The Company invests its cash and cash equivalents and short-term investments in investment grade, highly liquid investments, consisting of money market instruments, U.S. Treasury bills, U.S. Treasury notes, commercial paper and discounted notes and does not believe these investments are subject to material market risks. In addition, all of the Company's transactions are conducted and accounts are denominated in U.S. dollars. Accordingly, the Company is not exposed to foreign currency risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related supplementary data of the Company as of and for the year ended December 31, 1998 begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As previously disclosed by the Company, the Company's management, Ernst & Young and outside legal counsel began an investigation of the Company's accounting practices in March 1997. The outside legal counsel to the Company also retained Arthur Andersen to assist in the investigation. As a result of the investigation, the Company disclosed restatements of previously reported financial position and results of operations for the years 1994 and 1995 and the nine months ended September 30, 1996 as part of its Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on April 4, 1997. Amounts restated in the years 1994 and 1995 and the nine months ended September 30, 1996 related only to amounts subsequently reclassified as discontinued operations as a result of the Company's decision to exit the healthcare provider software market. Amounts currently reported as continuing operations in the financial statements of the Company were not affected by this restatement.

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.

ITEM 11.      EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements of the Company and its subsidiaries required to be included in Part II, Item 8 begin on page F-1 of this Annual Report on Form 10-K.

(a) (2) and (d)   Schedule II -Valuation and Qualifying Accounts is located on page S-1 of this Annual Report on Form 10-K.

(a) (3) and (c)   Exhibits.

EXHIBIT NO.                        DESCRIPTION
-----------                        -----------
*3.1              Restated Articles of Incorporation of the Company, as amended

 3.2 Amendment to Articles of Incorporation of the Company for name change

*3.3              Bylaws of the Company

 4.1              Form of Certificate for Common Stock

*10.1             Summit Medical Systems, Inc., 1993 Stock Option Plan

*10.2             Summit Medical Systems, Inc., 1995 Non-Employee Director Stock
                  Option Plan

**10.3            First and Second Amendment to Summit Medical Systems, Inc.,
                  1993 Stock Option Plan

***10.4           Employment Agreement between Summit Medical Systems, Inc.,
                  C. L. McIntosh & Associates, Inc. and Charles L. McIntosh dated
                  December 31, 1996

***10.5           Employment Agreement between Summit Medical Systems, Inc. and
                  Donald F. Fortin dated December 31, 1996

****10.6          Third Amendment to Summit Medical Systems, Inc., 1993 Stock
                  Option Plan

****10.7          Fourth Amendment to Summit Medical Systems, Inc., 1993 Stock
                  Option Plan

****10.8          Employment Agreement dated October 6, 1997 between Summit
                  Medical Systems, Inc. and Barbara A. Cannon

*****10.9         Asset Purchase Agreement, dated November 25, 1998, between
                  Velos Medical Informatics, Inc. and Summit Medical Systems,
                  Inc.

23.1              Consent of Arthur Andersen LLP

23.2              Consent of Ernst & Young LLP

27.1              Financial Data Schedule (for SEC use only) - Year Ended
                  December 31, 1998

27.2              Restated Financial Data Schedule (for SEC use only) - Year
                  Ended December 31, 1997

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 (File No. 33-93700).

** Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1997 (File No. 0-26390).

*** Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 (File No. 0-26390).

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26390)

***** Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1999 (File No. 0-26390)

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  March 30, 1999         CELERIS CORPORATION


                                       By         /s/ BARBARA A. CANNON
                                         ---------------------------------------
                                                      BARBARA A. CANNON
                                          President and Chief Executive Officer

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


                SIGNATURE                                           TITLE                               DATE
                ---------                                           -----                               ----
            /s/ JOHN M. NEHRA                      Chairman of the Board                           March 30, 1999
-------------------------------------------
              JOHN M. NEHRA

          /s/ BARBARA A. CANNON                    President and Chief Executive Officer           March 30, 1999
-------------------------------------------        and Director (principal executive
            BARBARA A. CANNON                      officer)


           /s/ PAUL R. JOHNSON                     Vice President and Chief                        March 30, 1999
-------------------------------------------        Financial Officer and Secretary
             PAUL R. JOHNSON                       (principal financial and
                                                   accounting officer)


        /s/ W. HUDSON CONNERY, JR.                 Director                                        March 30, 1999
-------------------------------------------
          W. HUDSON CONNERY, JR.

         /s/ RICHARD B. FONTAINE                   Director                                        March 30, 1999
-------------------------------------------
           RICHARD B. FONTAINE

           /s/ PETER T. GARAHAN                    Director                                        March 30, 1999
-------------------------------------------
             PETER T. GARAHAN

        /s/ ANDRE G. PERNET, PH.D.                 Director                                        March 30, 1999
-------------------------------------------
          ANDRE G. PERNET, PH.D.

            /s/ KENT J. THIRY                      Director                                        March 30, 1999
-------------------------------------------
              KENT J. THIRY

                      CELERIS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS



Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997  .............................................F-2
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996  ...............F-3
Consolidated Statements of Shareholders' Equity for the Years
        Ended December 31, 1998, 1997 and 1996  ...........................................................F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996  ...............F-5
Notes to Consolidated Financial Statements  ...............................................................F-6

Reports of Independent Public Accountants  ................................................................F-15

Schedule II - Valuation and Qualifying Accounts  ..........................................................S-1

                      CELERIS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   AS OF DECEMBER 31
                                                                           --------------------------------
                                                                               1998                1997
                                                                           ------------        ------------
             ASSETS
Current assets:
       Cash and cash equivalents                                           $  8,138,542        $  5,949,478
       Short-term investments                                                 7,083,851          22,046,671
       Accounts receivable, net of allowance of $172,000 and $59,000          1,516,712           1,103,555
       Other current assets                                                     412,360             199,487
                                                                           ------------        ------------
             Total current assets                                            17,151,465          29,299,191

Furniture, fixtures and equipment:
       Furniture and fixtures                                                   563,085             250,384
       Computer and telephone equipment                                         772,798             184,598
       Leasehold improvements                                                   234,599             115,725
                                                                           ------------        ------------
                                                                              1,570,482             550,707
       Less: accumulated depreciation                                          (557,496)           (361,676)
                                                                           ------------        ------------
                                                                              1,012,986             189,031

Long-term assets of discontinued operations                                           -           1,182,335
                                                                           ------------        ------------
             Total assets                                                  $ 18,164,451        $ 30,670,557
                                                                           ============        ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                               $  1,024,837        $  1,142,098
       Deferred revenue and payables                                            398,653             305,886
       Accrued compensation                                                     279,853             111,756
       Net current liabilities of discontinued operations                     4,256,332           3,513,527
                                                                           ------------        ------------
             Total current liabilities                                        5,959,675           5,073,267

COMMITMENTS AND CONTINGENCIES (Notes 3 and 7)

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 40,553,333 shares
             authorized; 9,419,429 and 9,757,429 shares
             issued and outstanding                                              94,194              97,574
       Additional paid-in capital                                            67,528,819          68,264,965
       Accumulated deficit                                                  (55,418,237)        (42,765,249)
                                                                           ------------        ------------
             Total shareholders' equity                                      12,204,776          25,597,290
                                                                           ------------        ------------
             Total liabilities and shareholders' equity                    $ 18,164,451        $ 30,670,557
                                                                           ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              FOR THE YEARS ENDED DECEMBER 31
                                                      ----------------------------------------------
                                                          1998             1997             1996
                                                      ------------     ------------     ------------
Revenue                                               $  5,782,487     $  5,101,627     $  3,671,133
Cost of sales                                            4,027,819        3,423,173        2,099,945
                                                      ------------     ------------     ------------
  Gross profit                                           1,754,668        1,678,454        1,571,188
General and administrative expenses                      5,067,863        2,767,168        2,390,304
                                                      ------------     ------------     ------------
  Loss from operations                                  (3,313,195)      (1,088,714)        (819,116)

Interest income, net                                     1,199,258        1,946,162        1,887,928
                                                      ------------     ------------     ------------
  Income (loss) from continuing operations              (2,113,937)         857,448        1,068,812

Discontinued operations:
      Loss from discontinued operations                 (4,706,639)     (19,902,083)     (13,904,944)
      Loss on disposal of discontinued operations       (5,832,412)               -                -
                                                      ------------     ------------     ------------
      Total discontinued operations                    (10,539,051)     (19,902,083)     (13,904,944)
                                                      ------------     ------------     ------------
  Net loss                                            $(12,652,988)    $(19,044,635)    $(12,836,132)
                                                      ============     ============     ============

Basic income (loss) per common share:
       Continuing operations                          $      (0.22)    $       0.08     $       0.11
       Discontinued operations                               (1.10)           (1.94)           (1.48)
                                                      ------------     ------------     ------------
                                                      $      (1.32)    $      (1.86)    $      (1.37)
                                                      ============     ============     ============

Diluted income (loss) per common share:
       Continuing operations                          $      (0.22)    $       0.08     $       0.11
       Discontinued operations                               (1.10)           (1.84)           (1.39)
                                                      ------------     ------------     ------------
                                                      $      (1.32)    $      (1.76)    $      (1.28)
                                                      ============     ============     ============

Weighted average shares outstanding:
       Basic                                             9,574,130       10,258,860        9,398,931
       Diluted                                           9,574,130       10,811,853       10,015,567



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                        COMMON STOCK            ADDITIONAL
                                                   ------------------------     PAID - IN      ACCUMULATED
                                                     SHARES        AMOUNT        CAPITAL         DEFICIT          TOTAL
                                                   -----------    ---------    ------------    ------------    ------------
Balance at January 1, 1996                           8,492,018    $  84,920    $ 36,187,859    $(10,438,411)   $ 25,834,368
     Exercise of stock options                          60,550          606         127,204               -         127,810
     Employee stock purchase plan                       39,262          392         399,816               -         400,208
     Public offering proceeds, net of
          expenses of $590,503                       1,752,000       17,520      29,193,497               -      29,211,017
     Value of stock warrants issued in
          connection with purchase of technology
          used in discontinued operations                    -            -       3,792,000               -       3,792,000
     Distribution to shareholders                            -            -               -        (446,071)       (446,071)
     Net loss                                                -            -               -     (12,836,132)    (12,836,132)
                                                   -----------    ---------    ------------    ------------    ------------
Balance at December 31, 1996                        10,343,830      103,438      69,700,376     (23,720,614)     46,083,200
     Issuance of common stock                          109,091        1,091         298,909               -         300,000
     Exercise of stock options                          48,550          485          74,800               -          75,285
     Employee stock purchase plan                       69,194          692         112,504               -         113,196
     Issuance of common stock to former
          shareholders of C.L. McIntosh                 88,888          889         199,109               -         199,998
     Repurchase of common stock                       (764,600)      (7,646)     (2,011,454)              -      (2,019,100)
     Repurchase of common stock as part
          of sale of subsidiary                       (137,524)      (1,375)       (316,649)              -        (318,024)
     Value of options issued for services                    -            -          72,370               -          72,370
     Value of repriced options issued                        -            -         135,000               -         135,000
     Net loss                                                -            -               -     (19,044,635)    (19,044,635)
                                                   -----------    ---------    ------------    ------------    ------------
Balance at December 31, 1997                         9,757,429       97,574      68,264,965     (42,765,249)     25,597,290
     Exercise of stock options                          32,000          320          47,680               -          48,000
     Repurchase of common stock                       (370,000)      (3,700)       (833,175)              -        (836,875)
     Value of options issued for services                    -            -          49,349               -          49,349
     Net loss                                                -            -               -     (12,652,988)    (12,652,988)
                                                   -----------    ---------    ------------    ------------    ------------
Balance at December 31, 1998                         9,419,429    $  94,194    $ 67,528,819    $(55,418,237)   $ 12,204,776
                                                   ===========    =========    ============    ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE YEARS ENDED DECEMBER 31
                                                                               ----------------------------------------------
                                                                                  1998              1997             1996
                                                                               ------------     ------------     ------------
OPERATING ACTIVITIES:
   Net loss                                                                    $(12,652,988)    $(19,044,635)    $(12,836,132)
   Adjustments to reconcile net loss to net cash provided by
       (used in) continuing operating activities:
       Depreciation                                                                 195,820          115,491           56,364
       Provision for bad debts                                                      119,892          127,132           15,845
       Loss from discontinued operations                                          4,706,639       19,902,083       13,904,944
       Loss on disposal of discontinued operations                                5,832,412                -                -
       Value of common stock issued in connection with acquisitions                       -          199,998                -
       Value of options issued for consulting services                               13,099                -                -

   Changes in operating assets and liabilities:
       Accounts receivable                                                         (533,049)        (408,038)          98,542
       Other current assets                                                        (212,873)        (180,526)          (6,478)
       Accounts payable and accrued expenses                                       (117,261)      (1,568,977)       1,895,983
       Deferred revenue and payables                                                 92,767          156,414           59,030
       Accrued compensation                                                         168,097         (126,119)         (18,927)
                                                                               ------------     ------------     ------------
             Net cash provided by (used in) continuing operating activities      (2,387,445)        (827,177)       3,169,171

INVESTING ACTIVITIES:
   Purchase of short-term investments                                            (9,352,884)     (26,071,047)     (66,648,127)
   Sales and maturities of short-term investments                                24,315,704       39,268,000       52,123,177
   Purchases of furniture, fixtures and equipment                                (1,019,775)         (85,320)        (177,547)
                                                                               ------------     ------------     ------------
             Net cash provided by (used in) investing activities                 13,943,045       13,111,633      (14,702,497)

FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                   -           (6,920)         (12,033)
   Proceeds from (payments on) notes payable                                              -         (100,000)          85,000
   Proceeds from (payments on) line of credit                                             -         (150,000)          70,000
   Distribution to shareholders                                                           -                -         (446,071)
   Net proceeds from common stock transactions                                            -          413,196       29,611,225
   Repurchase of common stock                                                      (836,875)      (2,019,100)               -
   Net proceeds from exercise of common stock options                                48,000           75,285          127,810
                                                                               ------------     ------------     ------------
            Net cash provided by (used in) financing activities                    (788,875)      (1,787,539)      29,435,931
Cash used in discontinued operations                                             (8,577,661)     (13,933,508)     (10,718,540)
                                                                               ------------     ------------     ------------
Increase (decrease) in cash and cash equivalents                                  2,189,064       (3,436,591)       7,184,065
Cash and cash equivalents at beginning of period                                  5,949,478        9,386,069        2,202,004
                                                                               ------------     ------------     ------------
Cash and cash equivalents at end of period                                     $  8,138,542     $  5,949,478     $  9,386,069
                                                                               ============     ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                 $      4,386     $      5,351     $     14,054
      Equipment and fixtures acquired in exchange for long-term debt           $          -     $          -     $     35,000



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

Celeris Corporation (formerly Summit Medical Systems, Inc.) (the "Company") is a provider of specialty clinical research services to pharmaceutical, medical device and biotechnology manufacturers. Services offered by the Company include regulatory consulting and strategy, device evaluation, product and manufacturing quality assurance, statistical analysis, and clinical study design. In addition, in 1998 the Company expanded its service offerings to include investigative site selection and qualification, clinical monitoring staffing services, data management and biostatistical consulting.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 1998 were $12,652,988, and the Company had an accumulated deficit of $55,418,237 at December 31, 1998. The Company's ability to increase revenue and achieve profitability and positive cash flow will depend on a number of factors including the Company's ability to control costs and keep increases in expenditures below growth in revenue, if any; obtaining market acceptance of the Company's new service offerings in an intensely competitive market for clinical research services; the Company's ability to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls related to the new service offerings; risks associated with the Company's decision to exit from the provider software market, including the failure to realize the Company's assumptions regarding estimated charges; and the possibility of adverse outcomes related to the Company's shareholder lawsuits, Securities and Exchange Commission investigation or declaratory action by the underwriters of the Company's directors' and officers' insurance policies discussed in Note 7. There can be no assurances that the Company will generate revenue, or adequately control costs, to achieve profitability or positive cash flow.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

Revenue is comprised of amounts earned for research and consulting services and is generally recognized on a per diem basis as the services are performed.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Short-Term Investments

Investments with a maturity of more than 90 days at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its short-term investments, consisting of U.S. Treasury bills, U.S. Treasury notes, commercial paper and discounted notes, as available for sale. At December 31, 1998 and 1997, the fair market value of the short-term investments approximated cost.

Allowance for Doubtful Accounts

The Company determines an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts and the aging of the accounts receivable.

Furniture, Fixtures and Equipment

Equipment and fixtures are stated at cost. The Company provides for depreciation using accelerated methods at rates designed to depreciate the cost of equipment and fixtures over their estimated useful lives of three to five years.

The Company evaluates the carrying value of long-lived equipment and fixtures in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company's evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Based on this evaluation, the Company has not identified any impaired long-lived assets at December 31, 1998.

Income Taxes

The Company accounts for income taxes using the liability method. Deferred income taxes are calculated for the temporary differences between financial reporting and tax bases of assets and liabilities.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The principal estimates made by management relate to liabilities of discontinued operations, accrued expenses and bad debt reserves. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts related to cash and cash equivalents, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses, deferred revenue and payables, accrued compensation, and liabilities of discontinued operations approximate fair value at December 31, 1998 and 1997 due to the relatively short maturities of such instruments.

Recently Issued Accounting Pronouncements

The Company adopted SFAS No. 130, "Reporting Comprehensive Income," on January 1, 1998. SFAS No. 130 establishes standards for reporting and display in the financial statements of total net income (loss) and the components of all other nonowner changes in equity, referred to as comprehensive income. The adoption had no impact on the financial statement presentation of the Company.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) is effective for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company believes that the adoption of SOP 98-1 will not have a material impact on its financial condition or results of operations.

Legal Costs

The Company's policy is to accrue all probable and estimatable legal fees as they are identified.

Reclassifications

Certain amounts previously reported in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no effect on previously reported net loss or shareholders' equity.

3.       DISCONTINUED OPERATIONS

On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. As a result of this decision, the Company recorded a charge of $5.35 million in the second quarter of 1998 to dispose of the software segment. This charge represented management's estimate of costs to exit the software business, including employee severance and retention, facility restructuring, operating losses through the disposal period, and fulfillment of remaining contractual obligations.

On December 24, 1998 the Company completed the sale of its healthcare provider software segment. As consideration for the sale, the Company will receive a total purchase price of up to $2,000,000, contingent upon the performance of the assets and the buyer's costs to perform prepaid support and service obligations after the closing. The consideration from the sale is payable in the form of $1,000,000 cash, of which $200,000 was paid at closing on December 24, 1998 and the remainder of which is payable in four equal cash payments of $200,000 to be made at the end of each fiscal quarter of the fiscal year ending December 31, 1999. At the closing, the buyer also delivered to the Company a $1,000,000 non-interest bearing promissory note (the "Note") due and payable on the earlier of December 24, 1999 or the date on which the buyer closes an equity financing of at least $3,000,000. The Note is subject to adjustment in the event that the amount of service fees and similar charges to customers of the Company's healthcare provider software segment that was billed during the twelve-month period ending March 31, 1999 and is paid and collected on or before September 25, 1999 (the "Anniversary Revenue") is less than $2,000,000; provided that the principal amount of the Note may not be reduced by more than $500,000. If the
Note is paid in full prior to September 25, 1999, the Company will reimburse the buyer for any shortfall in collected fees and charges, up to a $500,000 maximum. The Company has also agreed to reimburse the buyer in three installments through June 30, 1999 for the performance of prepaid support and service obligations on assigned contracts totaling $500,000; provided that if the Anniversary Revenue exceeds $2,000,000, the Company's reimbursement obligation will be reduced by the amount of the excess up to a maximum of $500,000. The Company has retained certain liabilities related to the software segment including severance and retention liabilities, certain amounts due under customer contracts and other liabilities related to the disposal of the segment. In connection with the sale, the Company recorded a $483,000 loss in the fourth quarter of 1998. The loss represents the net book value of assets and liabilities transferred to the buyer, net of cash received at closing of $200,000 and related transaction costs. The charge also includes the net effect of a reassessment of the Company's retained obligations not transferred to the buyer. The Company will record the remaining proceeds from the sale of the software segment as gain on sale of discontinued operations in the period collection is assured.

The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior periods have been restated to reflect the discontinued operations. The financial position and results of operations of the BSM Consulting Group and Medical Information Systems Company, Inc., both sold in the third quarter of 1997, are considered part of the healthcare provider software segment and are presented as discontinued operations in 1997 and 1996. Revenues related to the discontinued segment prior to the sale on December 24, 1998 were $3,125,715, $7,978,469 and $13,500,301 for the years ended December 31, 1998, 1997 and 1996.

4.       INCOME (LOSS) PER COMMON SHARE

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

Weighted average shares used in computing income (loss) per share are as follows:

                                                                    YEARS ENDED DECEMBER 31
                                                            -------------------------------------
                                                              1998          1997          1996
                                                            ---------    ----------    ----------
Weighted average common shares outstanding                  9,574,130    10,258,860     9,398,931
Dilutive effect of stock options outstanding,
     using treasury stock method                                    -       552,993       616,636
                                                            ---------    ----------    ----------
Shares used in computing diluted income (loss) per share    9,574,130    10,811,853    10,015,567
                                                            =========    ==========    ==========

Diluted loss per share for the year ended December 31, 1998 does not include common stock equivalents of 2,502,413 as their effect would be antidilutive.

5.       MERGERS

Effective December 31, 1996, the Company exchanged 976,453 shares for all outstanding shares of common stock in a pooling of interests of C.L. McIntosh & Associates ("C.L. McIntosh"), a regulatory consulting and clinical research services firm.

During 1997, the Company paid the selling shareholders of C.L. McIntosh $1,800,000, issued shares of common stock totaling 88,888 at $2.25, and canceled and reissued options repriced at $2.75, primarily in exchange for their release from potential claims, including potential liability associated with the Company's restatement of revenues in early 1997.

6.       COMMON STOCK

In July 1996, the Company sold 1,752,000 shares of its common stock in a secondary offering for $31,536,000, less related costs of $2,324,983.

In August 1997, the Company's Board of Directors authorized a stock repurchase program under which up to 2.0 million shares of the Company's common stock may be repurchased. As of December 31, 1998, the Company had repurchased 1,134,600 shares in conjunction with this program at prices ranging from $1.19 to $3.38.

7.       COMMITMENTS AND CONTINGENCIES

Litigation

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5,
Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The actions do not state the monetary damages that are being sought at this time. The Company intends to defend against these actions vigorously. There can be no assurance that any judgement, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

The Division of Enforcement of the Securities and Exchange Commission (the "Commission") is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation. There can be no assurance that any order, decree or other action issued or taken by the Commision arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

The Company and certain of the Company's directors and officers are defendants in a declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiffs' request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. The Company intends to oppose this action vigorously and has filed a counterclaim to enforce coverage under the policy, including advancement of expenses. There can be no assurance that any order, decree or declaration arising out of this matter will not have a material adverse effect on the Company or its business.

Leases

The Company leases its office space, automobiles and certain office equipment under various operating leases which expire at various dates through August 2003. The Company is required to pay a pro rata share of taxes and utilities for each of the office locations. Future minimum payments under the leases at December 31, 1998 are as follows:

                   FISCAL YEAR
                   -----------
                       1999                      $    875,571
                       2000                           840,470
                       2001                           622,966
                       2002                           509,469
                       2003                           294,663
                                                 ------------
                                                 $  3,143,139
                                                 ============

Rent expense related to continuing operations for the years ended December 31, 1998, 1997 and 1996 was $564,778, $235,451 and $174,097, respectively.

Effective March 1, 1999 the Company assigned the lease for its office space in Minneapolis, Minnesota. Upon this assignment, the Company has no further obligations related to this lease. Minimum lease payments up to the date of assignment are included in amounts above.

8.       INCOME TAXES

As of December 31, 1998, the Company had a net operating loss (NOL) and alternative minimum tax (AMT) credit carryforwards of approximately $40,465,000 and $37,000, respectively, available to offset its future income tax liability. The NOL and tax credit carryforwards begin to expire in the year 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                            1998             1997
                                                        ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards                      $ 15,400,000     $ 11,567,000
  Temporary differences-
     Purchase of in-process research and development       2,366,000        4,163,000
     Other reserves and accrued expenses                   2,241,000          732,000
  Valuation allowance                                    (20,007,000)     (16,462,000)
                                                        ------------      -----------
            Net deferred tax asset                      $          -     $          -
                                                        ============     ============

A valuation allowance of 100% of tax benefits has been provided because of the Company's history of operating losses. As a result of sales of common stock during the past three years, ownership changes under Section 382 of the Internal Revenue Code may have occurred. Section 382 may limit the amount of NOLs that can be utilized in the future.

9.       STOCK OPTIONS

The Company has established the Stock Option Plan of 1993, for which 2,626,666 shares of common stock are reserved. All officers, employees and consultants of the Company are eligible to receive stock option grants under this plan. The options held by employees of the Company are incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The options held by officers and consultants of the Company can be either incentive stock options or nonstatutory options. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable at various intervals and expire ten years from the date of grant.

The Company has also adopted the 1995 Director Plan, for which 66,666 shares of common stock have been reserved. The plan provides for an automatic grant of nonqualified stock options to purchase 6,666 shares of common stock to nonemployee directors on the date such individuals are first appointed directors of the Company, and an automatic grant of an option to purchase an additional 2,000 shares of common stock on the day after each subsequent annual meeting of the Company's shareholders. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable as to 100% of such shares on the first anniversary of the date of such grant and expire ten years from the date of grant.

Option activity is summarized as follows:


                                                                                     WEIGHTED
                                                                                      AVERAGE
                                    SHARES                           NONPLAN         EXERCISE
                                 AVAILABLE FOR   PLAN OPTIONS        OPTIONS         PRICE PER
                                    GRANT        OUTSTANDING       OUTSTANDING         SHARE
                                -------------    -------------    -------------    -------------
Balance at December 31, 1995          106,698          709,969           98,790    $        5.53
     Shares reserved                1,300,000                -                -                -
     Granted                       (2,346,634)       2,346,634          610,666            10.63
     Exercised                              -          (54,975)          (5,575)            2.11
     Canceled                       1,266,609       (1,266,609)          (5,000)           15.41
                                -------------    -------------    -------------    -------------
Balance at December 31, 1996          326,673        1,735,019          698,881             6.65
     Shares reserved                  500,000                -                -                -
     Granted                       (1,607,500)       1,607,500          713,000             3.00
     Exercised                              -          (43,676)          (4,874)            1.55
     Canceled                       1,658,321       (1,658,321)        (603,345)            7.76
                                -------------    -------------    -------------    -------------
Balance at December 31, 1997          877,494        1,640,522          803,662             2.90
     Granted                         (999,168)         999,168           23,336             2.03
     Exercised                              -          (32,000)               -             1.50
     Canceled                         900,275         (900,275)         (32,000)            2.78
                                -------------    -------------    -------------    -------------
Balance at December 31, 1998          778,601        1,707,415          794,998    $        2.61
                                =============    =============    =============    =============

In addition to the options granted under the Stock Option Plan of 1993, the Company had 794,998 nonplan options outstanding at December 31, 1998. These options represented 755,000 options outstanding primarily as consideration for acquisitions and 39,998 options outstanding under the 1995 Director Plan.

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

During 1997, the Company canceled and reissued previously granted options held by employees to purchase shares of common stock with original exercise prices that ranged from $4.75 to $17.25 per share and replaced them with new options with an exercise price of $2.69 per share. Also, during 1997, the Company canceled and reissued options and warrants including shares issued in conjunction with certain acquisitions.

The following table summarizes information about the stock options outstanding at December 31, 1998:


                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ----------------------------------------------------       -----------------------------
                                         WEIGHTED AVERAGE                                              WEIGHTED
                                             REMAINING                                                 AVERAGE
RANGE OF                   NUMBER           CONTRACTUAL     WEIGHTED AVERAGE           NUMBER          EXERCISE
EXERCISE PRICES          OUTSTANDING           LIFE          EXERCISE PRICE         EXERCISABLE         PRICE
---------------          -----------       ------------    -----------------        -----------      ------------
$0.75 - 1.99                 528,332        8.79 years            $1.29                132,582           $1.61
$2.00 - 2.99               1,502,500        8.19 years             2.60                711,050            2.55
$3.00 - 3.99                 364,665        7.40 years             3.42                138,933            3.55
$4.00 - 6.99                 100,250        8.05 years             6.49                 38,300            6.88
$7.00 - 7.88                   6,666        7.79 years             7.88                  6,666            7.88
                         -----------        ----------            -----             ----------           -----
                           2,502,413        8.19 years            $2.61              1,027,531           $2.76
                         ===========        ==========            =====             ==========           =====

Options outstanding expire at various dates during the period from 2000 through 2008. Exercise prices for options outstanding as of December 31, 1998 ranged from $0.75 to $7.88 per share. The number of options exercisable as of December 31, 1998, 1997 and 1996 were 1,027,531, 492,157 and 461,808, respectively, at weighted average exercise prices of $2.76, $3.15 and $4.89 per share, respectively.

The weighted average grant date fair value of plan options granted at market prices during the years ended December 31, 1998, 1997 and 1996 was $1.68, $1.87 and $4.81 per share, respectively. The weighted average grant date fair value of nonplan options granted at market prices during the years ended December 31, 1998, 1997 and 1996 was $2.99, $2.19 and $9.61, respectively. All options were granted at the current market price during the years ended December 31, 1998 and 1997. The weighted average grant date fair value of nonplan options granted below market prices during the year ended December 31, 1996 was $5.52.

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

                                                                    For the Years Ended December 31
                                                     ----------------------------------------------------------
                                                          1998                  1997                 1996
                                                     ----------------      ----------------     ---------------
Net loss:
    As reported                                        $(12,652,988)         $(19,044,635)       $(12,836,132)
    Pro forma                                           (13,403,598)          (19,844,559)        (13,672,621)
Basic loss per common share:
    As reported                                               (1.32)                (1.86)              (1.37)
    Pro forma                                                 (1.40)                (1.93)              (1.45)
Diluted loss per common share:
    As reported                                               (1.32)                (1.76)              (1.28)
    Pro forma                                                 (1.40)                (1.84)              (1.37)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rate of 5.1%, 6.0% and 6.0%; no dividend yield; volatility factors of 108.0%, 86.5% and 87.7%; and a weighted average expected life of the options of 6.0, 5.0 and 2.3 years.

10.      EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plans

Under the 1995 Employee Stock Purchase Plan, 133,333 shares of common stock were reserved and issued at December 31, 1998. Effective January 1, 1999, the Company adopted the 1999 Employee Stock Purchase Plan under which 500,000 shares are reserved. All employees who have met the service eligibility requirements are eligible to participate in this new plan and may direct the Company to make payroll deductions of 1% to 15% of their compensation during a purchase period for the purchase of shares under the plan. The Celeris Corporation Employee Stock Purchase Plan provides participating employees the right, subject to certain limitations, to purchase the Company's common stock at a price equal to the lower of 85% of the fair market value of the Company's common stock on the first day, or the last day, of the applicable purchase period. The first purchase period commenced January 1, 1999 and will end on June 30, 1999. Subsequent purchase periods will run for six months, subject to acceleration in the case of a merger or consolidation in which the Company is not the surviving corporation, or the liquidation, dissolution or sale of substantially all of the assets of the Company.

401(k) Plan

All employees who are at least 18 years of age are eligible to participate in the Company's 401(k) plan. Each employee may contribute from 1% to 15% of their eligible compensation to the plan. The Company may make discretionary matching contributions to the plan based on employee contributions. No matching contributions were made by the Company in 1998, 1997 and 1996.

11.      SEGMENT REPORTING AND SIGNIFICANT CUSTOMER INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance. The Company has four segments reportable under the guidelines of SFAS No. 131: C.L. McIntosh, the Company's regulatory consulting and clinical research services subsidiary; site research and clinical trial staffing services group, a start-up operation formed in the first quarter of 1998; data management and biostatistical services group, a start-up operation formed in the fourth quarter of 1998; and the Company's corporate operating function.

The Company's operating segment disclosures are as follows:


                                                          SITE RESEARCH &         DATA
                                                          CLINICAL TRIAL      MANAGEMENT &
                                                             STAFFING        BIOSTATISTICAL
                                       C.L. MCINTOSH         SERVICES           SERVICES          CORPORATE       CONSOLIDATED
                                       -------------      ---------------    --------------      -----------      ------------
1998
Revenue                                 $ 5,684,067       $    32,300           $  66,120        $          -      $  5,782,487
Depreciation                                111,108            40,361              44,351                   -           195,820
Interest income                                 634                 -                   -           1,198,624         1,199,258
Income (loss) from
     continuing operations                 (217,423)       (1,429,145)           (596,118)            128,749        (2,113,937)
Segment assets                            2,073,629           343,527             551,376          15,195,919        18,164,451
Capital expenditures                        150,783           330,084             538,908                   -         1,019,775

1997
Revenue                                 $ 5,101,627       $         -           $       -        $          -       $ 5,101,627
Depreciation                                115,491                 -                   -                   -           115,491
Interest income                                   -                 -                   -           1,946,162         1,946,162
Income from continuing
     operations                             414,445                 -                   -             443,003           857,448
Segment assets                            1,675,861                 -                   -          27,812,361        29,488,222 (a)
Capital expenditures                         85,320                 -                   -                   -            85,320

1996
Revenue                                 $ 3,671,133       $         -            $      -        $          -       $ 3,671,133
Depreciation                                 56,364                 -                   -                   -            56,364
Interest income                                   -                 -                   -           1,887,928         1,887,928
Income from continuing
     operations                             191,459                 -                   -             877,353         1,068,812
Segment assets                            1,295,081                 -                   -          44,395,424        45,690,505 (a)
Capital expenditures                        177,547                 -                   -                   -           177,547


(a) Excludes net long-term assets of discontinued operations of $1,182,335 and $4,156,777 at December 31, 1997 and 1996, respectively.

Revenues from individual clients generated by the Company's C.L. McIntosh segment that represent greater than 10% of consolidated revenues are as follows:

                               1998             1997             1996
                               ----             ----             ----
           Client A         $ 760,461        $  568,249       $ 494,174
           Client B         $ 620,055             <10%          <10%
           Client C            <10%               <10%        $ 418,880

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Celeris Corporation:

We have audited the accompanying consolidated balance sheets of Celeris Corporation (formerly Summit Medical Systems, Inc.) (a Minnesota corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeris Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We have also audited the adjustments described in Note 3 that were applied to restate the 1996 financial statements. In our opinion, such adjustments are appropriate and have been properly applied.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule with respect to the years ended December 31, 1998 and 1997 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                     /s/ ARTHUR ANDERSEN LLP


Minneapolis, Minnesota,
  February 5, 1999

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Celeris Corporation

We have audited the consolidated statements of operations, changes in shareholders' equity and cash flows of Celeris Corporation (formerly Summit Medical Systems, Inc.) for the year ended December 31, 1996. Our audit also includes the financial statement schedule for the year ended December 31, 1996 listed in the Index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Celeris Corporation for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                  /s/ Ernst & Young LLP

Minneapolis, Minnesota
April 3, 1997

                      CELERIS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                        ADDITIONS
                                                               ---------------------------
                                             BALANCE AT        CHARGED TO       CHARGED TO
                                             BEGINNING         COSTS AND          OTHER                               BALANCE AT
                                             OF PERIOD         EXPENSES          ACCOUNTS        DEDUCTIONS         END OF PERIOD
                                             ----------        ----------       ----------       ----------         -------------
Year ended December 31, 1996:
     Allowance for doubtful accounts         $      -          $  15,845        $      -         $ 15,845  (a)        $      -
Year ended December 31, 1997:
     Allowance for doubtful accounts                -            127,132               -           67,707  (a)           59,425
Year ended December 31, 1998:
     Allowance for doubtful accounts           59,425            119,892               -            7,561  (a)          171,756

(a) Uncollectible accounts written off

Note:  Amounts have been restated for discontinued operations.