Form 10-Q
period 1999-03-31
CELERIS CORP
filed 1999-05-13
CIK 946994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       Or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

             For the transition period from _________ to __________
                         Commission File Number 0-26390

                               CELERIS CORPORATION
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                           41-1545493
   (State or other jurisdiction of                       (IRS Employer ID No.)
   incorporation or organization)


                              1801 WEST END AVENUE
                                    SUITE 750
                               NASHVILLE, TN 37203
                                 (615) 341-0223
                  (Address including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 30, 1999 there were 9,419,429 shares of the registrant's common stock outstanding.

                               CELERIS CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 ...............................1
Condensed Consolidated Statements of Operations For the Three Months
         Ended March 31, 1999 and 1998 .........................................................................2
Condensed Consolidated Statements of Cash Flows For the Three Months
         Ended March 31, 1999 and 1998 .........................................................................3
Notes to Condensed Consolidated Financial Statements ...........................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ...........................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................................................10
Item 2.  Changes in Securities and Use of Proceeds .............................................................11
Item 3.  Defaults Upon Senior Securities .......................................................................11
Item 4.  Submission of Matters to a Vote of Security Holders ...................................................11
Item 5.  Other Information .....................................................................................11
Item 6.  Exhibits and Reports on Form 8-K ......................................................................11


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to:
(1) the Company's ability to control costs and keep increases in expenditures below revenue growth, if any, to achieve profitability and positive cash flow;
(2) the Company's lack of an operating history in the clinical research services market on which to base expectations for future performance; (3) uncertainty of market acceptance of the Company's clinical research services; (4) fluctuations in quarterly operating results as a result of delays in implementing or termination of particular clinical trials; (5) the Company's dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biotechnology companies; (6) intense competition in the market for clinical research services; (7) cancellations or delays of contracts by the client which may leave the Company with excess capacity; (8) challenges presented by the Company's new clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (9) the Company's dependence on regulation of the pharmaceutical, medical device and biotechnology industries; (10) a material portion of the Company's future revenue is dependent on a single client; (11) the possibility of adverse outcomes related to the Company's shareholder lawsuits, SEC investigation or declaratory action by the underwriters of the Company's directors' and officers' insurance policies; and (12) risks associated with the Company's discontinued operations, including the failure to realize the Company's assumptions regarding estimated charges and performance of the assets sold. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption "Cautionary Statement and Risk Factors," of the Company's Annual Report on Form 10-K, dated March 30, 1999. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

      ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

      CELERIS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,        DECEMBER 31,
                                                                                    1999              1998
                                                                                 (UNAUDITED)        (AUDITED)
                                                                                 -----------        ---------
             ASSETS
      Current assets:
             Cash and cash equivalents                                           $ 9,114,580       $ 8,138,542
             Short-term investments                                                4,080,079         7,083,851
             Accounts receivable, net of allowance of $213,000 and $172,000        1,651,494         1,516,712
             Other current assets                                                    370,655           412,360
                                                                                ------------       -----------
                   Total current assets                                           15,216,808        17,151,465

      Net furniture, fixtures and equipment                                        1,233,881         1,012,986
                                                                                ------------       -----------
                   Total assets                                                 $ 16,450,689       $18,164,451
                                                                                ============       ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
      Current liabilities:
             Accounts payable and accrued expenses                               $ 1,329,663       $ 1,024,837
             Deferred revenue and payables                                           518,681           398,653
             Accrued compensation                                                    323,761           279,853
             Net current liabilities of discontinued operations                    3,037,375         4,256,332
                                                                                ------------       -----------
                   Total current liabilities                                       5,209,480         5,959,675

      COMMITMENTS AND CONTINGENCIES (Note 4)

      SHAREHOLDERS' EQUITY:
             Common stock, $.01 par value - 40,553,333 shares
                   authorized; 9,419,429 issued and outstanding                       94,194            94,194
             Additional paid-in capital                                           67,563,780        67,528,819
             Accumulated deficit                                                 (56,416,765)      (55,418,237)
                                                                                ------------       -----------
                   Total shareholders' equity                                     11,241,209        12,204,776
                                                                                ------------       -----------
                   Total liabilities and shareholders' equity                   $ 16,450,689       $18,164,451
                                                                                ============       ===========



The accompanying notes are an integral part of these condensed consolidated financial statements.

      CELERIS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
      (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                           MARCH 31
                                                                 ---------------------------
                                                                   1999               1998
                                                                 --------           --------
      Revenue                                                  $ 1,932,862       $ 1,302,625
      Cost of sales                                              1,373,397           725,914
                                                               -----------       -----------
                 Gross profit                                      559,465           576,711
      Selling, general and administrative expenses               1,927,818           778,425
                                                               -----------       -----------
                 Loss from operations                           (1,368,353)         (201,714)
      Interest income, net                                         169,825           358,471
                                                               -----------       -----------
                 Income (loss) from continuing operations       (1,198,528)          156,757

      Discontinued operations:
            Loss from discontinued operations                           --        (2,175,118)
            Gain on disposal of discontinued operations            200,000                --
                                                               -----------       -----------
            Total discontinued operations                          200,000        (2,175,118)
                                                               -----------       -----------
                 Net loss                                      $  (998,528)      $(2,018,361)
                                                               ===========       ===========
      Basic income (loss) per common share:
            Continuing operations                              $     (0.13)      $      0.01
            Discontinued operations                                   0.02             (0.22)
                                                               -----------       -----------
                                                               $     (0.11)      $     (0.21)
                                                               ===========       ===========
      Diluted income (loss) per common share:
            Continuing operations                              $     (0.13)      $      0.01
            Discontinued operations                                   0.02             (0.22)
                                                               -----------       -----------
                                                               $     (0.11)      $     (0.21)
                                                               ===========       ===========
      Weighted average shares outstanding:
             Basic                                               9,419,429         9,738,429
             Diluted                                             9,419,429         9,863,480


The accompanying notes are an integral part of these condensed consolidated financial statements.

      CELERIS CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
      (UNAUDITED)

                                                                                        FOR THE THREE MONTHS ENDED
                                                                                                  MARCH 31
                                                                                        --------------------------
                                                                                            1999            1998
                                                                                          --------         -------
      OPERATING ACTIVITIES:
         Net loss                                                                      $  (998,528)      $(2,018,361)
         Adjustments to reconcile net loss to net cash provided by
             (used in) continuing operating activities:
             Depreciation                                                                  106,014            22,990
             Provision for bad debts                                                        40,286            26,660
             Loss from discontinued operations                                                  --         2,175,118
             Gain on disposal of discontinued operations                                  (200,000)               --
             Value of options issued for consulting services                                13,212                --

         Changes in operating assets and liabilities:
             Accounts receivable                                                          (175,068)           58,493
             Other current assets                                                           41,705            (5,275)
             Accounts payable and accrued expenses                                         351,845          (113,185)
             Deferred revenue and payables                                                 120,028            48,268
             Accrued compensation                                                           43,908            40,153
                                                                                       -----------       -----------
                   Net cash provided by (used in) continuing operating activities         (656,598)          234,861

      INVESTING ACTIVITIES:
         Purchase of short-term investments                                                     --        (4,596,131)
         Sales and maturities of short-term investments                                  3,003,772         8,702,466
         Purchases of furniture, fixtures and equipment                                   (373,925)          (32,635)
                                                                                       -----------       -----------
                   Net cash provided by investing activities                             2,629,847         4,073,700

      FINANCING ACTIVITIES:
         Repurchase of common stock                                                             --          (466,875)
                                                                                       -----------       ------------
                  Net cash used in financing activities                                         --          (466,875)
      Cash used in discontinued operations                                                (997,211)       (2,831,379)
                                                                                       -----------       -----------
      Increase in cash and cash equivalents                                                976,038         1,010,307
      Cash and cash equivalents at beginning of period                                   8,138,542         5,949,478
                                                                                       -----------       -----------
      Cash and cash equivalents at end of period                                       $ 9,114,580       $ 6,959,785
                                                                                       ===========       ===========

      SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
            Cash paid during the period for interest                                   $        --       $       704



The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K.

2.   INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The computation of diluted income (loss) per common share requires that the number of weighted average shares outstanding be increased for the assumed exercise of dilutive options using the treasury stock method.

Weighted average shares used in computing income (loss) per share are as follows:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                            --------------------------
                                                                               1999             1998
                                                                            ---------        ---------
           Weighted average common shares outstanding                       9,419,429        9,738,429
           Dilutive effect of stock options outstanding
                 using the treasury stock method                                   --          125,051
                                                                            ---------        ---------
           Shares used in computing diluted income
                (loss) per common share                                     9,419,429        9,863,480
                                                                            =========        =========

Diluted loss per share for the three months ended March 31, 1999 does not include common stock equivalents of 2,474,914 as their effect would be antidilutive.

3.   DISCONTINUED OPERATIONS

On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. On December 24, 1998 the Company completed the sale of its healthcare provider software segment. As consideration for the sale, the Company will receive a total purchase price of up to $2,000,000, contingent upon the performance of the assets and the buyer's costs to perform prepaid support and service obligations after the closing. The consideration from the sale is payable in the form of $1,000,000 cash, of which $200,000 was paid at closing on December 24, 1998, $200,000 was paid on March 31, 1999 and recorded as gain on disposal of discontinued operations for the three months ended March 31, 1999, and the remainder of which is payable in three equal cash payments of $200,000 to be made at the end of each remaining fiscal quarter of the fiscal year ending December 31, 1999. At the closing, the buyer also delivered to the Company a $1,000,000 non-interest bearing promissory note (the "Note") due and payable on the earlier of December 24, 1999 or the date on which the buyer closes an equity financing of at least $3,000,000. The Note is subject to adjustment in the event that the amount of service fees and similar charges to customers of the Company's healthcare provider software segment that was billed during the twelve-month period ending March 31, 1999 and is paid and collected on or before September 25, 1999 (the "Anniversary Revenue") is less than $2,000,000; provided that the principal amount of the Note may not be reduced by more than $500,000. If the Note is paid in full prior to September 25, 1999, the Company will reimburse the buyer for any shortfall in collected fees and charges, up to a $500,000 maximum. The Company has also agreed to reimburse the buyer in three installments through June 30, 1999 for the performance of prepaid support and service obligations on assigned contracts totaling $500,000; provided that if the Anniversary Revenue exceeds $2,000,000, the Company's reimbursement obligation will be reduced by the amount of the excess up to a maximum of $500,000. The Company has retained certain liabilities related to the software segment including severance and retention liabilities, certain amounts due under customer contracts and other liabilities related to the disposal of the segment. The Company will record the remaining proceeds from the sale of the software segment as gain on disposal of discontinued operations in the period collection is assured.

The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior periods have been restated to reflect the discontinued operations. There were no revenues related to the discontinued segment for the three months ended March 31, 1999. Revenues related to the discontinued segment were $1,509,346 for the three months ended March 31, 1998.

4.   CONTINGENCIES

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5,
Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The actions do not state the monetary damages that are being sought at this time. The Company intends to defend against these actions vigorously. There can be no assurance that any judgment, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

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

5.   SEGMENT REPORTING INFORMATION

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance. The Company has four segments reportable under the guidelines of SFAS No. 131: C.L. McIntosh, the Company's regulatory consulting and clinical research services subsidiary; site research and clinical trial staffing services group, a start-up operation formed in the second quarter of 1998; data management and biostatistical services group, a start-up operation formed in the fourth quarter of 1998; and the Company's corporate operating function.

The Company's operating segment disclosures are as follows:

                                                            SITE RESEARCH &
                                                                CLINICAL            DATA
                                                               MONITORING       MANAGEMENT &
                                                                STAFFING       BIOSTATISTICAL
                                            C.L. MCINTOSH       SERVICES          SERVICES        CORPORATE      CONSOLIDATED
                                            -------------       --------          --------        ---------      ------------
THREE MONTHS ENDED MARCH 31, 1999
Revenue                                      $ 1,682,686       $  52,132       $ 198,044       $         --      $  1,932,862
Loss from continuing operations                  (80,681)       (347,146)       (320,235)          (450,466)       (1,198,528)
Segment assets                                 2,177,764         320,160         841,097         13,111,668        16,450,689

THREE MONTHS ENDED MARCH 31, 1998
Revenue                                      $ 1,302,625       $      --       $      --       $         --      $  1,302,625
Income from continuing operations                 38,371              --              --            118,386           156,757
Segment assets                                 1,527,355              --              --         24,794,606        26,321,961 (a)



(a) Excludes net long-term assets of discontinued operations of $1,279,940.

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

On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. On December 24, 1998 the Company completed the sale of its healthcare provider software segment. As consideration for the sale, the Company will receive a total purchase price of up to $2,000,000, contingent upon the performance of the assets and the buyer's costs to perform prepaid support and service obligations after the closing. The Company has retained certain liabilities related to the software segment including severance and retention liabilities, certain amounts due under customer contracts and other liabilities related to the disposal of the segment. The gain on the disposal of discontinued operations of $200,000 for the three months ended March 31, 1999 represents cash received in accordance with the terms of the asset sale agreement. The Company will record the remaining proceeds from the sale of the software segment as gain on sale of discontinued operations in the period collection is assured.

The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations.

Effective January 29, 1999 the Company changed its name from Summit Medical Systems, Inc. to Celeris Corporation.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

The Company incurred a net loss of $999,000, or $0.11 per diluted share, for the three months ended March 31, 1999 as compared to a net loss of $2.02 million, or $0.21 per diluted share, for the year earlier period. The 1999 results include a loss from continuing operations of $1.20 million, or $0.13 per diluted share, and a gain on disposal of discontinued operations of $200,000, or $0.02 per diluted share. The 1998 results include income from continuing operations of $157,000, or $0.01 per diluted share, and a loss from discontinued operations of $2.18 million, or $0.22 per diluted share.

Continuing Operations. Revenue from continuing operations for the three months ended March 31, 1999 was $1.93 million compared to $1.30 million for the year earlier period, an increase of 48.4%. This increase in revenue is attributed primarily to the Company's expanded service capabilities as well as a higher volume of consulting services performed.

Cost of sales were $1.37 million for the 1999 period, or 71.1% of revenue, compared to $726,000 for the 1998 period, or 55.7% of revenue. This increase is primarily the result of the addition of client service personnel related to the expansion of the Company's service offerings which began in the second quarter of 1998. As these service offerings remain in a start-up phase, these personnel provided a low level of billable client services in the first quarter of 1999. These additional resources have had and will continue to have a negative effect on operating margins until such time the individuals are fully utilized as billable resources.

Selling, general and administrative expenses were $1.93 million, or 99.7% of revenue, for the 1999 period compared to $778,000, or 59.8% of revenue, for the 1998 period. This increase is primarily due to the addition of salaries, benefits and other overhead costs associated with the expansion of the Company's service offerings, including related business development efforts, which began in the second quarter of 1998. The Company currently has in place a significant portion of the infrastructure necessary to support the expanded service offerings and does not anticipate selling, general and administrative expense growth rates in future periods will reach increases from 1998 levels.

Interest income for the 1999 period was $170,000 compared to $358,000 for the 1998 period. The decrease is due to the Company's cash and cash equivalents balance, including short-term investments, which decreased to $13.20 million at March 31, 1999 from $24.90 million at March 31, 1998, due to losses incurred related to the Company's continuing and discontinued operations, as well as capital expenditures.

Discontinued Operations. The gain on disposal of discontinued operations of $200,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment in accordance with the terms of the asset sale agreement. For the 1998 period, the loss from discontinued operations was $2.18 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including short-term investments, totaled $13.20 million as of March 31, 1999, a decrease of $2.03 million from December 31, 1998. This decrease was primarily due to a) $997,000 used in discontinued operations, b) $657,000 used in continuing operations, and c) $374,000 used for the purchase of furniture, fixtures and equipment, principally computer and computer systems equipment.

As of March 31, 1999 the Company had net working capital of $10.01 million, compared to $11.19 million at December 31, 1998. This decrease resulted primarily from net losses of $999,000 incurred during the three months ended March 31, 1999. Management anticipates the Company will continue to experience operating losses through 1999, and as a result, it believes working capital will continue to decline.

As of March 31, 1999, the Company had $1.65 million in accounts receivable, net of bad debt allowance, related to continuing operations compared to $1.52 million as of December 31, 1998. The Company believes its current allowance of $213,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable was 77 days at March 31, 1999 compared to 88 days at December 31, 1998. This decrease is due to higher levels of cash collections during the three months ended March 31, 1999 as well as increased revenue levels from the 1998 period. Days sales outstanding in accounts receivable may increase in future periods as the Company's mix of business related to the expanded service offerings continues to evolve.

As of March 31, 1999, the Company had remaining liabilities of $3.04 million related to the disposal of the discontinued operations. The Company expects to pay these liabilities through the balance of 1999. Additionally, the Company is due up to $1.60 million at various dates during 1999 under the terms of the agreement for the sale of the assets of the discontinued healthcare provider software segment. The consideration from the sale is payable in the form of $1,000,000 cash, of which $200,000 was paid at closing on December 24, 1998, $200,000 which was paid on March 31, 1999, and the remainder of which is payable in three equal cash payments of $200,000 to be made at the end of each remaining fiscal quarter of the fiscal year ending December 31, 1999. At the closing, the buyer also delivered to the Company a $1,000,000 non-interest bearing promissory note (the "Note") due and payable on the earlier of December 24, 1999 or the date on which the buyer closes an equity financing of at least $3,000,000. The
Note is subject to adjustment in the event that the amount of service fees and similar charges to customers of the Company's healthcare provider software segment that was billed during the twelve-month period ending March 31, 1999 and is paid and collected on or before September 25, 1999 (the "Anniversary Revenue") is less than $2,000,000; provided that the principal amount of the Note may not be reduced by more than $500,000. If the Note is paid in full prior to September 25, 1999, the Company will reimburse the buyer for any shortfall in collected fees and charges, up to a $500,000 maximum. The Company has also agreed to reimburse the buyer in three installments through June 30, 1999 for the performance of prepaid support and service obligations on assigned contracts totaling $500,000; provided that if the Anniversary Revenue exceeds $2,000,000, the Company's reimbursement obligation will be reduced by the amount of the excess up to a maximum of $500,000.

The Company's Board of Directors has authorized a stock repurchase program under which up to 2.0 million shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through March 31, 1999, the Company has repurchased 1,134,600 shares of common stock for approximately $2.86 million. No shares of the Company's common stock were repurchased in the quarter ended March 31, 1999. As of March 31, 1999, there were 9,419,429 shares of the Company's common stock issued and outstanding.

The Company anticipates capital expenditures for the balance of 1999 will be approximately $750,000 primarily for computer and computer-related equipment and software associated with the Company's expanded clinical research services as well as capital expenditures required for new employees.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents of $13.20 million on hand at March 31, 1999 will be sufficient to fund its operations, capital requirements, and expansion goals through 1999. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods in or beyond 1999. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 1998 were $12.65 million, and for the three months ended March 31, 1999 were $999,000. The Company had an accumulated deficit of $56.42 million as of March 31, 1999. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement and Risk Factors" included in Item 1 of the Company's Annual Report on Form 10-K, dated March 30, 1999.

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

The Company has paid third parties approximately $175,000 on Year 2000 testing, auditing, and modifications or upgrades through March 31, 1999. The costs of Year 2000 compliance have been and will be expensed as incurred. Additionally, the Company expects to spend approximately $55,000 on these efforts to complete its Year 2000 compliance procedures.

The Company's clinical research services, particularly its data management services, depend on the use of third-party software. The Company is obtaining certification of Year 2000 compliance from the vendors of software used in its services. Any failure or delay of this software to be Year 2000 compliant could cause a material disruption in the Company's business. The Company's contingency plan should this software fail to be Year 2000 compliant is to seek modifications from the vendors of this software in order for it to be Year 2000 compliant. In addition, the Company depends on infrastructure services provided by third parties and government agencies (e.g. electricity, phone service, water and transportation). The failure of one or more of these infrastructure services could cause a material disruption in the Company's business.

The Company ended all expenditures on Year 2000 testing of its healthcare provider software products upon the sale of these assets on December 24, 1998. In connection with the sale of the assets of the Company's healthcare provider software segment, the Company made certain representations regarding Year 2000 compliance of the Company's software products and agreed to indemnify the buyer against losses related to a breach of representations and certain third-party claims related to the operation of the assets prior to the sale. Although the Company's tests and audits of these software products prior to the asset sale did not indicate any issues with Year 2000 compliance, if an issue with Year 2000 compliance of these products were to arise, the Company could face claims under its indemnification obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5,
Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The actions do not state the monetary damages that are being sought at this time. The Company intends to defend against these actions vigorously. There can be no assurance that any judgment, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on January 29, 1999 to vote upon a proposed amendment to the Company's Articles of Incorporation changing the name of the Company from "Summit Medical Systems, Inc." to "Celeris Corporation". There were 9,419,429 shares of common stock outstanding and entitled to vote at the special meeting and a total of 6,767,409 were represented at the meeting.

The proposal vote was as follows:

For                 6,711,090
Against                48,319
Abstain                 8,000

ITEM 5.  OTHER INFORMATION

The Company has attached as Exhibit 99 its press release dated May 4, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

         27.1    Financial Data Schedule (for SEC use only) - Three months ended March 31, 1999

         99      Press Release dated May 4, 1999

         (b)   Reports on Form 8-K

         The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999:

                                                                                        Financial Statements
         Date of Current Report                      Item(s) Reported                          Filed
         ----------------------                      ----------------                          -----
         January 8, 1999                             Item 2 - Acquisition or                     No
                                                     Disposition of Assets

         January 29, 1999                            Item 5 - Other Events                       No

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Celeris Corporation

Date:  May 13, 1999               By: /s/ Barbara A. Cannon
                                      ---------------------
                                      Barbara A. Cannon
                                      President and Chief Executive Officer

Date:  May 13, 1999               By: /s/ Paul R. Johnson
                                      -------------------
                                      Paul R. Johnson
                                      Vice President and Chief Financial Officer