Form 10-Q
period 1999-06-30
CELERIS CORP
filed 1999-08-13
CIK 946994

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       Or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from                to
                                        --------------    --------------

                         Commission File Number 0-26390


                               CELERIS CORPORATION
             (Exact name of registrant as specified in its charter)

           MINNESOTA                                   41-1545493
(State or other jurisdiction of
        incorporation or organization)            (IRS Employer ID No.)

                              1801 WEST END AVENUE
                                    SUITE 750
                               NASHVILLE, TN 37203
                                 (615) 341-0223
                  (Address including zip code, of Registrant's
                    principal executive offices and telephone
                          number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 1999 there were 3,092,329 shares of the registrant's common stock outstanding, reflective of the registrant's one-for-three reverse stock split applicable to shareholders of record July 29, 1999.

                               CELERIS CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 ........................1
Condensed Consolidated Statements of Operations For the Three and Six Months
         Ended June 30, 1999 and 1998 ..................................................................2
Condensed Consolidated Statements of Cash Flows For the Six Months
         Ended June 30, 1999 and 1998 ..................................................................3
Notes to Condensed Consolidated Financial Statements ...................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ...................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .............................................................................10
Item 2.  Changes in Securities and Use of Proceeds .....................................................11
Item 3.  Defaults Upon Senior Securities ...............................................................11
Item 4.  Submission of Matters to a Vote of Security Holders ...........................................11
Item 5.  Other Information .............................................................................11
Item 6.  Exhibits and Reports on Form 8-K ..............................................................11


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to:
(1) the Company's ability to control costs and keep increases in expenditures below revenue growth, if any, to achieve profitability and positive cash flow;
(2) the Company's lack of an operating history in the clinical research services market on which to base expectations for future performance; (3) uncertainty of market acceptance of the Company's clinical research services; (4) fluctuations in quarterly operating results as a result of delays in implementing or termination of particular clinical trials; (5) the Company's dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biotechnology companies; (6) intense competition in the market for clinical research services; (7) cancellations or delays of contracts by the client which may leave the Company with excess capacity; (8) challenges presented by the Company's new clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (9) the Company's dependence on regulation of the pharmaceutical, medical device and biotechnology industries; (10) a material portion of the Company's future revenue is dependent on a single client; (11) the possibility of adverse outcomes related to the Company's shareholder lawsuits or SEC investigation; (12) failure of the Company's one-for-three reverse stock split to cause the Company to comply with The Nasdaq Stock Market(R) requirements for a $1.00 minimum bid price; and (13) risks associated with the Company's discontinued operations, including the failure to realize the Company's assumptions regarding estimated charges and performance of the assets sold. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption "Cautionary Statement and Risk Factors," of the Company's Annual Report on Form 10-K, dated March 30, 1999. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,          DECEMBER 31,
                                                                    1999                1998
                                                                 (UNAUDITED)          (AUDITED)
                                                                ------------        ------------
       ASSETS
Current assets:
       Cash and cash equivalents                                $  7,343,121        $  8,138,542
       Short-term investments                                      3,037,016           7,083,851
       Accounts receivable, net of allowance of $250,000
            and $172,000, respectively                             2,281,994           1,516,712
       Other current assets                                          401,749             412,360
                                                                ------------        ------------
             Total current assets                                 13,063,880          17,151,465

Net furniture, fixtures and equipment                              1,283,384           1,012,986
                                                                ------------        ------------
             Total assets                                       $ 14,347,264        $ 18,164,451
                                                                ============        ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                    $  1,288,624        $  1,024,837
       Deferred revenue and payables                                 507,036             398,653
       Accrued compensation                                          335,955             279,853
       Net current liabilities of discontinued operations          1,985,611           4,256,332
                                                                ------------        ------------
             Total current liabilities                             4,117,226           5,959,675

COMMITMENTS AND CONTINGENCIES (Note 4)                                    --                  --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511,111 shares
             authorized; 3,082,310 and 3,139,810 shares
             issued and outstanding, respectively                     30,823              31,398
       Additional paid-in capital                                 67,452,392          67,591,615
       Accumulated deficit                                       (57,253,177)        (55,418,237)
                                                                ------------        ------------
             Total shareholders' equity                           10,230,038          12,204,776
                                                                ------------        ------------
             Total liabilities and shareholders' equity         $ 14,347,264        $ 18,164,451
                                                                ============        ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                        JUNE 30                          JUNE 30
                                                             ----------------------------      -----------------------------
                                                                 1999             1998             1999              1998
                                                             -----------      -----------      -----------      ------------
Revenue                                                      $ 2,398,729      $ 1,441,899      $ 4,331,591      $  2,744,524
Cost of sales                                                  1,643,681          932,145        3,017,078         1,658,059
                                                             -----------      -----------      -----------      ------------
           Gross profit                                          755,048          509,754        1,314,513         1,086,465
Selling, general and administrative expenses                   1,930,488        1,054,034        3,858,306         1,832,458
                                                             -----------      -----------      -----------      ------------
           Loss from operations                               (1,175,440)        (544,280)      (2,543,793)         (745,993)
Interest income, net                                             139,028          323,690          308,853           682,161
                                                             -----------      -----------      -----------      ------------
           Loss from continuing operations                    (1,036,412)        (220,590)      (2,234,940)          (63,832)

Discontinued operations:
      Loss from discontinued operations                               --       (2,531,520)              --        (4,706,639)
      Gain (loss) on disposal of discontinued operations         200,000       (5,349,000)         400,000        (5,349,000)
                                                             -----------      -----------      -----------      ------------
      Total discontinued operations                              200,000       (7,880,520)         400,000       (10,055,639)
                                                             -----------      -----------      -----------      ------------
           Net loss                                          $  (836,412)     $(8,101,110)     $(1,834,940)     $(10,119,471)
                                                             ===========      ===========      ===========      ============
Basic income (loss) per common share:
      Continuing operations                                  $     (0.33)     $     (0.07)     $     (0.71)     $      (0.02)
      Discontinued operations                                       0.06            (2.47)            0.13             (3.12)
                                                             -----------      -----------      -----------      ------------
                                                             $     (0.27)     $     (2.54)     $     (0.58)     $      (3.14)
                                                             ===========      ===========      ===========      ============
Diluted income (loss) per common share:
      Continuing operations                                  $     (0.33)     $     (0.07)     $     (0.71)     $      (0.02)
      Discontinued operations                                       0.06            (2.47)            0.13             (3.12)
                                                             -----------      -----------      -----------      ------------
                                                             $     (0.27)     $     (2.54)     $     (0.58)     $      (3.14)
                                                             ===========      ===========      ===========      ============
Weighted average shares outstanding:
       Basic                                                   3,134,883        3,193,150        3,137,333         3,219,500
       Diluted                                                 3,134,883        3,193,150        3,137,333         3,219,500



         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                                  JUNE 30
                                                                                        ----------------------------
                                                                                            1999              1998
                                                                                        -----------      ------------
OPERATING ACTIVITIES:
   Net loss                                                                             $(1,834,940)     $(10,119,471)
   Adjustments to reconcile net loss to net cash provided by
       (used in) continuing operating activities:
       Depreciation                                                                         216,733            48,291
       Provision for bad debts                                                               92,264            56,589
       Loss from discontinued operations                                                         --         4,706,639
       Loss (gain) on disposal of discontinued operations                                  (400,000)        5,349,000
       Value of options issued for consulting services                                       21,225                --

   Changes in operating assets and liabilities:
       Accounts receivable                                                                 (857,546)           (8,654)
       Other current assets                                                                  10,611            26,470
       Accounts payable and accrued expenses                                                268,452           (15,627)
       Deferred revenue and payables                                                        108,383           163,442
       Accrued compensation                                                                  56,102           178,371
                                                                                        -----------      ------------
             Net cash provided by (used in) continuing operating activities              (2,318,716)          385,050

INVESTING ACTIVITIES:
   Purchase of short-term investments                                                            --        (7,481,661)
   Sales and maturities of short-term investments                                         4,046,835        13,550,963
   Purchases of furniture, fixtures and equipment                                          (534,149)         (361,681)
                                                                                        -----------      ------------
             Net cash provided by investing activities                                    3,512,686         5,707,621

FINANCING ACTIVITIES:
   Repurchase of common stock                                                              (140,418)         (623,125)
   Net proceeds from exercise of common stock options                                            --            48,000
                                                                                        -----------      ------------
            Net cash used in financing activities                                          (140,418)         (575,125)
Cash used in discontinued operations                                                     (1,848,973)       (4,386,053)
                                                                                        -----------      ------------
Increase (decrease) in cash and cash equivalents                                           (795,421)        1,131,493
Cash and cash equivalents at beginning of period                                          8,138,542         5,949,478
                                                                                        -----------      ------------
Cash and cash equivalents at end of period                                              $ 7,343,121      $  7,080,971
                                                                                        ===========      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                          $        --      $      4,064



         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K.

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

Diluted loss per share for the three and six months ended June 30, 1999 does not include common stock equivalents of 850,256 as their effect would be antidilutive.

3. DISCONTINUED OPERATIONS

On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. On December 24, 1998 the Company completed the sale of its healthcare provider software segment. As consideration for the sale, the Company will receive a total purchase price of up to $2,000,000, contingent upon the performance of the assets and the buyer's costs to perform prepaid support and service obligations after the closing. The consideration from the sale is payable in the form of $1,000,000 cash, $600,000 of which has been recorded as gain on disposal of discontinued operations when collection was assured, and the remainder of which is payable in two equal cash payments of $200,000 to be made at the end of each remaining fiscal quarter of the fiscal year ending December 31, 1999. At the closing, the buyer also delivered to the Company a $1,000,000 non-interest bearing promissory note (the "Note") due and payable on the earlier of December 24, 1999 or the date on which the buyer closes an equity financing of at least $3,000,000. The Note is subject to adjustment in the event that the amount of service fees and similar charges to customers of the Company's healthcare provider software segment that was billed during the twelve-month period ending March 31, 1999 and is paid and collected on or before September 25, 1999 (the "Anniversary Revenue") is less than $2,000,000; provided that the principal amount of the Note may not be reduced by more than $500,000. If the
Note is paid in full prior to September 25, 1999, the Company will reimburse the buyer for any shortfall in collected fees and charges, up to a $500,000 maximum. The Company agreed to reimburse the buyer for the performance of prepaid support and service obligations on assigned contracts totaling $500,000, which the Company completed by June 30, 1999. If the Anniversary Revenue exceeds $2,000,000, the Company's reimbursement obligation will be reduced by the amount of the excess up to a maximum of $500,000. The Company has retained certain liabilities related to the software segment including severance and retention liabilities, certain amounts due under customer contracts and other liabilities related to the disposal of the segment. The Company will record the remaining proceeds from the sale of the software segment as gain on disposal of discontinued operations in the period collection is assured.

The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior periods have been restated to reflect the discontinued operations. There were no revenues related to the discontinued segment for the three months and six months ended June 30, 1999.

Revenues related to the discontinued segment were $771,897 and $2,281,243 for the three months and six months ended June 30, 1998.

4. ONE-FOR-THREE REVERSE STOCK SPLIT

On July 26, 1999, the Board of Directors declared a one-for-three reverse stock split applicable to shareholders of record July 29, 1999. The stated par value of the Company's common stock was not changed from $0.01. As a result, a total of $61,646 was reclassified from the Company's common stock account to the Company's additional paid-in capital account. Income (loss) per share, common stock outstanding and stock option data referred to in the financial statements and notes hereto have been adjusted retroactively to give effect to the reverse stock split.

5. CONTINGENCIES

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

On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET.AL V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The District Court held that the Company's directors' and officers' insurance policies cover claims related to the Company's pending federal securities actions and the investigation by the Commission. The plaintiffs in the declaratory action, the insurance underwriters of the Company's directors' and officers' insurance policies, had sought to deny coverage. The District Court's order, as with all trial court decisions, may be appealed by the plaintiffs.

6. SEGMENT REPORTING INFORMATION

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

The Company's operating segment disclosures are as follows:

                                                           SITE RESEARCH &
                                                               CLINICAL        DATA
                                                              MONITORING    MANAGEMENT &
                                                               STAFFING    BIOSTATISTICAL
                                            C.L. MCINTOSH      SERVICES       SERVICES      CORPORATE       CONSOLIDATED
                                            -------------      --------       --------      ---------       ------------
THREE MONTHS ENDED JUNE 30, 1999
Revenue                                      $ 1,851,348      $ 125,839      $ 421,542      $         --      $  2,398,729
Loss from continuing operations                  (50,505)      (301,163)      (173,792)         (510,952)       (1,036,412)
Segment assets                                 2,569,166        386,126        927,206        10,464,766        14,347,264

THREE MONTHS ENDED JUNE 30, 1998
Revenue                                      $ 1,441,899      $      --      $      --      $         --      $  1,441,899
Income (loss) from continuing operations           6,106       (302,923)       (38,152)          114,379          (220,590)
Segment assets                                 1,669,373             --             --        22,825,137        24,494,510 (a)

SIX MONTHS ENDED JUNE 30, 1999
Revenue                                      $ 3,534,034      $ 177,971      $ 619,586      $         --      $  4,331,591
Loss from continuing operations                 (131,186)      (648,309)      (494,027)         (961,418)       (2,234,940)
Segment assets                                 2,569,166        386,126        927,206        10,464,766        14,347,264

SIX MONTHS ENDED JUNE 30, 1998
Revenue                                      $ 2,744,524      $      --      $      --      $         --      $  2,744,524
Income (loss) from continuing operations          44,477       (302,923)       (38,152)          232,766           (63,832)
Segment assets                                 1,669,373             --             --        22,825,137        24,494,510 (a)


(a) Excludes net long-term assets of discontinued operations of $1,397,541.

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

On June 10, 1998 the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. On December 24, 1998 the Company completed the sale of its healthcare provider software segment. As consideration for the sale, the Company will receive a total purchase price of up to $2,000,000, contingent upon the performance of the assets and the buyer's costs to perform prepaid support and service obligations after the closing. The Company has retained certain liabilities related to the software segment including severance and retention liabilities, certain amounts due under customer contracts and other liabilities related to the disposal of the segment. The gain on the disposal of discontinued operations of $200,000 for the three months ended June 30, 1999 and $400,000 for the six months ended June 30, 1999 represents cash received in accordance with the terms of the asset sale agreement. The Company will record the remaining proceeds from the sale of the software segment as gain on sale of discontinued operations in the period collection is assured.

The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations.

Effective January 29, 1999 the Company changed its name from Summit Medical Systems, Inc. to Celeris Corporation.

On July 26, 1999, the Company's Board of Directors approved a one-for-three reverse stock split of its common stock, applicable to shareholders of record at the close of trading July 29, 1999. The reverse stock split was intended, in part, to address compliance for continued listing of the Company's common stock with the Nasdaq Stock Market(R) criteria, which requires a minimum bid price of $1.00 per share. During a number of recent periods, the Company's common stock has traded below this minimum bid price and the Company has been in discussion with Nasdaq regarding steps to satisfy this requirement. Income (loss) per share, common stock outstanding and stock option data included in this form have been adjusted retroactively to give effect to the reverse stock split. Giving effect to the reverse split, the Company had approximately 3.1 million shares of common stock outstanding as of June 30, 1999.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

The Company incurred a net loss of $836,000, or $0.27 per diluted share, for the three months ended June 30, 1999 as compared to a net loss of $8.10 million, or $2.54 per diluted share, for the year earlier period. The 1999 results include a loss from continuing operations of $1.04 million, or $0.33 per diluted share, and a gain on disposal of discontinued operations of $200,000, or $0.06 per diluted share. The 1998 results include a loss from continuing operations of $221,000, or $0.07 per diluted share, and a loss from discontinued operations of $7.88 million, or $2.47 per diluted share.

Continuing Operations. Revenue from continuing operations for the three months ended June 30, 1999 was $2.40 million compared to $1.44 million for the year earlier period, an increase of 66.4%. This increase in revenue is attributed primarily to the Company's expanded service capabilities as well as a higher volume of consulting services performed. However, given the Company's current size, management believes that fluctuations in the timing of new business may impact revenue growth rates on a quarterly basis. Management does not expect to maintain recent sequential quarterly growth rates in the third quarter of 1999.

Cost of sales were $1.64 million for the 1999 period, or 68.5% of revenue, compared to $932,000 for the 1998 period, or 64.6% of revenue. This increase is primarily the result of the addition of client service personnel related to the expansion of the Company's service offerings which began in the second quarter of 1998. These additional resources have had and will continue to have a negative effect on operating margins until such time the individuals are fully utilized as billable resources.

Selling, general and administrative expenses were $1.93 million, or 80.4% of revenue, for the 1999 period compared to $1.05 million, or 73.1% of revenue, for the 1998 period. This increase is primarily due to the addition of salaries, benefits and other overhead costs associated with the expansion of the Company's service offerings, including related business development efforts, which began in the second quarter of 1998. The Company currently has in place a significant portion of the infrastructure necessary to support the expanded service offerings and does not anticipate selling, general and administrative expense growth rates in future periods will match the expense growth rate in 1998.

Interest income for the 1999 period was $139,000 compared to $324,000 for the 1998 period. The decrease is due to the Company's cash and cash equivalents balance, including short-term investments, which decreased to $10.38 million at June 30, 1999 from $23.06 million at June 30, 1998, due to losses incurred related to the Company's continuing and discontinued operations, as well as capital expenditures.

Discontinued Operations. The gain on disposal of discontinued operations of $200,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment in accordance with the terms of the asset sale agreement. For the 1998 period, the loss from discontinued operations was $7.88 million.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

The Company incurred a net loss of $1.83 million, or $0.58 per diluted share, for the six months ended June 30, 1999 as compared to a net loss of $10.12 million, or $3.14 per diluted share, for the year earlier period. The 1999 results include a loss from continuing operations of $2.23 million, or $0.71 per diluted share, and a gain on disposal of discontinued operations of $400,000, or $0.13 per diluted share. The 1998 results include loss from continuing operations of $64,000, or $0.02 per diluted share, and a loss from discontinued operations of $10.06 million, or $3.12 per diluted share.

Continuing Operations. Revenue from continuing operations for the six months ended June 30, 1999 was $4.33 million compared to $2.74 million for the year earlier period, an increase of 58.0%. This increase in revenue is attributed primarily to the Company's expanded service capabilities as well as a higher volume of consulting services performed.

Cost of sales were $3.02 million for the 1999 period, or 69.7% of revenue, compared to $1.66 million for the 1998 period, or 60.6% of revenue. This increase is primarily the result of the addition of client service personnel related to the expansion of the Company's service offerings which began in the second quarter of 1998. These additional resources have had and will continue to have a negative effect on operating margins until such time the individuals are fully utilized as billable resources.

Selling, general and administrative expenses were $3.86 million, or 89.1% of revenue, for the 1999 period compared to $1.83 million or 66.8% of revenue, for the 1998 period. This increase is primarily due to the addition of salaries, benefits and other overhead costs associated with the expansion of the Company's service offerings, including related business development efforts, which began in the second quarter of 1998. The Company currently has in place a significant portion of the infrastructure necessary to support the expanded service offerings and does not anticipate selling, general and administrative expense growth rates in future periods will match the expense growth rate in 1998.

Interest income for the 1999 period was $309,000 compared to $682,000 for the 1998 period. The decrease is due to the Company's cash and cash equivalents balance, including short-term investments, which decreased to $10.38 million at June 30, 1999 from $23.06 million at June 30, 1998, due to losses incurred related to the Company's continuing and discontinued operations, as well as capital expenditures.

Discontinued Operations. The gain on disposal of discontinued operations of $400,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment in accordance with the terms of the asset sale agreement. For the 1998 period, the loss from discontinued operations was $10.06 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including short-term investments, totaled $10.38 million as of June 30, 1999, a decrease of $4.84 million from December 31, 1998. This decrease was primarily due to a) $2.32 million used in continuing operations, b) $1.85 million used in discontinued operations, c) $530,000 used for the purchase of furniture, fixtures and equipment, principally computer and computer systems equipment, and d) $140,000 used for the repurchase of the Company's common stock.

As of June 30, 1999 the Company had net working capital of $8.95 million, compared to $11.19 million at December 31, 1998. This decrease resulted primarily from net losses of $1.83 million incurred during the six months ended June 30, 1999. Management anticipates the Company will continue to experience operating losses through 1999, and as a result, it believes working capital will continue to decline.

As of June 30, 1999, the Company had $2.28 million in accounts receivable, net of bad debt allowance, related to continuing operations compared to $1.52 million as of December 31, 1998. The Company believes its current allowance of $250,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable was 87 days at June 30, 1999 compared to 88 days at December 31, 1998. Days sales outstanding in accounts receivable may increase in future periods as the Company's mix of business related to the expanded service offerings continues to evolve.

As of June 30, 1999, the Company had remaining liabilities of $1.99 million related to the disposal of the discontinued operations. The Company expects to pay these liabilities through the balance of 1999. Additionally, the Company is due up to $1.40 million at various dates during 1999 under the terms of the agreement for the sale of the assets of the discontinued healthcare provider software segment. The consideration from the sale is payable in the form of $1,000,000 cash, $600,000 of which has been collected, and the remainder of which is payable in two equal cash payments of $200,000 to be made at the end of each remaining fiscal quarter of the fiscal year ending December 31, 1999. At the closing, the buyer also delivered to the Company a $1,000,000 non-interest bearing promissory note (the "Note") due and payable on the earlier of December 24, 1999 or the date on which the buyer closes an equity financing of at least $3,000,000. The Note is subject to adjustment in the event that the amount of service fees and similar charges to customers of the Company's healthcare provider software segment that was billed during the twelve-month period ending March 31, 1999 and is paid and collected on or before September 25, 1999 (the "Anniversary Revenue") is less than $2,000,000; provided that the principal amount of the Note may not be reduced by more than $500,000. If the Note is paid in full prior to September 25, 1999, the Company will reimburse the buyer for any shortfall in collected fees and charges, up to a $500,000 maximum. The Company agreed to reimburse the buyer for the performance of prepaid support and service obligations on assigned contracts totaling $500,000, which the Company completed by June 30, 1999. If the Anniversary Revenue exceeds $2,000,000, the Company's reimbursement obligation will be reduced by the amount of the excess up to a maximum of $500,000.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through June 30, 1999, the Company has repurchased 435,700 shares of common stock for approximately $3.04 million. As of June 30, 1999, there were 3,082,310 shares of the Company's common stock issued and outstanding.

The Company anticipates capital expenditures for the balance of 1999 will be approximately $575,000 primarily for computer and computer-related equipment and software associated with the Company's expanded clinical research services as well as capital expenditures required for new employees.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents of $10.38 million on hand at June 30, 1999 will be sufficient to fund its operations, capital requirements, and expansion goals through 1999. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods in or beyond 1999. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 1998 were $12.65 million, and for the three months and six months ended June 30, 1999 were $836,000 and $1.83 million, respectively. The Company had an accumulated deficit of $57.25 million as of June 30, 1999. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement and Risk Factors" included in Item 1 of the Company's Annual Report on Form 10-K, dated March 30, 1999.

Year 2000 Issue. The Company is currently evaluating the potential effect of the situation commonly referred to as the "Year 2000 Issue," which involves the inability of certain software and hardware systems to properly recognize and process dates for the year 2000 and beyond. The Company, with the assistance of outside consultants, has developed and implemented a plan to evaluate the Company's internal systems and material third-party relationships.

The Company's clinical research services, particularly its data management services, depend on the use of hardware and software supplied by third-party vendors. The Company is currently evaluating Year 2000 compliance of the hardware and software it uses, including obtaining Year 2000 compliance statements from the vendors. To date, the Company has substantially completed the review of its hardware and software systems. Based on this review, the Company does not expect to incur material costs to upgrade or replace its hardware or software systems. However, the estimates of costs to complete Year 2000 compliance procedures are based, in part, on compliance statements received from third-party vendors of the Company's hardware and software systems. Subsequent revisions to these compliance statements by third-party vendors could result in revised estimated costs to complete Year 2000 compliance measures. The Company can not predict whether these revisions, if any, will be material. The Company has substantially completed its Year 2000 readiness preparations. However, unforeseen circumstances could prevent a timely completion of all remaining necessary Year 2000 compliance measures. The Company believes that adequate alternatives are available for information processing should remaining necessary upgrades or replacements not occur in a timely manner. Any failure or delay of the Company's Year 2000 readiness preparations could cause a material disruption in the Company's business.

The Company has paid third parties approximately $185,000 on Year 2000 testing, auditing, and modifications or upgrades through June 30, 1999. The costs of Year 2000 compliance have been and will be expensed as incurred. Additionally, the Company expects to spend approximately $45,000 on these efforts to complete its Year 2000 compliance procedures.

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

On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The District Court held that the Company's directors' and officers' insurance policies cover claims related to the Company's pending federal securities actions and the investigation by the Commission. The plaintiffs in the declaratory action, the insurance underwriters of the Company's directors' and officers' insurance policies, had sought to deny coverage. The District Court's order, as with all trial court decisions, may be appealed by the plaintiffs.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 25, 1999. There were 9,419,429 shares of common stock outstanding and entitled to vote at the annual meeting, and a total of 8,504,335 were represented at the meeting. Matters voted on were the following:

1.       Proposal to elect six directors, each for a one year term:

                                               For           Withhold Authority

         Barbara A. Cannon                  8,022,112             482,223
         W. Hudson Connery, Jr.             8,020,612             483,723
         Richard B. Fontaine                8,023,112             481,223
         Peter T. Garahan                   8,024,378             479,957
         John M. Nehra                      8,011,394             492,941
         Andre G. Pernet, Ph.D.             8,024,135             480,200

2. Proposal to approve the adoption of the Celeris Corporation Employee Stock Purchase Plan:

         For                 4,209,847
         Against               629,938
         Abstain                18,520
         Broker Non-Vote     3,646,030

These numbers have not been restated to reflect the one-for-three reverse stock split which occurred subsequent to the May 25, 1999, annual meeting of shareholders.

ITEM 5. OTHER INFORMATION

The Company has attached as Exhibit 99 its press release dated July 28, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                   3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibits 3.1 and 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

                   3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

                  10       Celeris Corporation Employee Stock Purchase Plan

                  27.1 Financial Data Schedule (for SEC use only) - Six Months Ended June 30, 1999

                  27.2 Restated Financial Data Schedule (for SEC use only) - Three Months Ended March 31, 1999

                  27.3 Restated Financial Data Schedule (for SEC use only) - Year Ended December 31, 1998

                  27.4 Restated Financial Data Schedule (for SEC use only) - Nine Months Ended September 30, 1998

                  27.5 Restated Financial Data Schedule (for SEC use only) - Six Months Ended June 30, 1998

                  27.6 Restated Financial Data Schedule (for SEC use only) - Three Months Ended March 31, 1998

                  27.7 Restated Financial Data Schedule (for SEC use only) - Year Ended December 31, 1997

                  27.8 Restated Financial Data Schedule (for SEC use only) - Nine Months Ended September 30, 1997

                  27.9 Restated Financial Data Schedule (for SEC use only) - Six Months Ended June 30, 1997

                  27.10 Restated Financial Data Schedule (for SEC use only) - Three Months Ended March 31, 1997

                  27.11 Restated Financial Data Schedule (for SEC use only) - Year Ended December 31, 1996

                  99       Press Release dated July 28, 1999

                  (b)   Reports on Form 8-K

                           None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Celeris Corporation


Date:  August 13, 1999             By: /s/ Barbara A. Cannon
                                      ------------------------------------------
                                      Barbara A. Cannon
                                      President and Chief Executive Officer



Date:  August 13, 1999            By: /s/ Paul R. Johnson
                                      ------------------------------------------
                                      Paul R. Johnson
                                      Vice President and Chief Financial Officer