Form 10-Q
period 1999-09-30
CELERIS CORP
filed 1999-11-12
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       Or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ----------

                         Commission File Number 0-26390

                               CELERIS CORPORATION
             (Exact name of registrant as specified in its charter)

            MINNESOTA                                   41-1545493
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 15, 1999 there were 3,092,329 shares of the registrant's common stock outstanding.

                               CELERIS CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998 ...........................1
Condensed Consolidated Statements of Operations For the Three and Nine Months
         Ended September 30, 1999 and 1998 .....................................................................2
Condensed Consolidated Statements of Cash Flows For the Nine Months
         Ended September 30, 1999 and 1998 .....................................................................3
Notes to Condensed Consolidated Financial Statements ...........................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ...........................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .....................................................................................11
Item 5.  Other Information .....................................................................................12
Item 6.  Exhibits and Reports on Form 8-K ......................................................................12


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to:
(1) the Company's ability to control costs and keep increases in expenditures below revenue growth, if any, to achieve profitability and positive cash flow;
(2) the Company's lack of an operating history in the clinical research services market on which to base expectations for future performance; (3) uncertainty of market acceptance of the Company's clinical research services; (4) fluctuations in quarterly operating results as a result of delays in implementing or termination of particular clinical trials; (5) the Company's dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biotechnology companies; (6) intense competition in the market for clinical research services; (7) changes in the Company's backlog including potential cancellation, delay or change in the scope of client contracts for clinical research services which may leave the Company with excess capacity; (8) challenges presented by the Company's new clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (9) the Company's dependence on regulation of the pharmaceutical, medical device and biotechnology industries; (10) a material portion of the Company's future revenue is dependent on a single client; (11) the possibility of adverse outcomes related to the Company's shareholder lawsuits or SEC investigation; (12) the possibility that the Company may be unable to regain compliance with Nasdaq National Market continued listing requirements, the Company's appeal to maintain listing on the Nasdaq National Market may be unsuccessful, or that the Company will be unable to meet the continued listing requirements for the Nasdaq SmallCap Market; and (13) risks associated with the Company's discontinued operations, including the failure to realize the Company's assumptions regarding estimated charges and performance of the assets sold. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption "Cautionary Statement and Risk Factors," of the Company's Annual Report on Form 10-K, dated March 30, 1999. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,       DECEMBER 31,
                                                                  1999              1998
                                                              ------------      ------------
       ASSETS
Current assets:
       Cash and cash equivalents                              $  6,372,260      $  8,138,542
       Short-term investments                                    3,051,643         7,083,851
       Accounts receivable, net of allowance of
            $287,000 and $172,000, respectively                  1,964,766         1,516,712
       Other current assets                                        405,345           412,360
                                                              ------------      ------------
             Total current assets                               11,794,014        17,151,465

Net furniture, fixtures and equipment                            1,338,050         1,012,986
                                                              ------------      ------------
             Total assets                                     $ 13,132,064      $ 18,164,451
                                                              ============      ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                  $  1,049,057      $  1,024,837
       Deferred revenue and payables                               532,056           398,653
       Accrued compensation                                        368,212           279,853
       Net current liabilities of discontinued operations        1,770,115         4,256,332
                                                              ------------      ------------
             Total current liabilities                           3,719,440         5,959,675

COMMITMENTS AND CONTINGENCIES (Note 5)                                  --                --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511,111 shares
             authorized; 3,092,329 and 3,139,810 shares
                  issued and outstanding, respectively              30,923            31,398
       Additional paid-in capital                               67,480,206        67,591,615
       Accumulated deficit                                     (58,098,505)      (55,418,237)
                                                              ------------      ------------
             Total shareholders' equity                          9,412,624        12,204,776
                                                              ------------      ------------
             Total liabilities and shareholders' equity       $ 13,132,064      $ 18,164,451
                                                              ============      ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30                    SEPTEMBER 30
                                                           -------------------------     ---------------------------
                                                              1999           1998           1999            1998
                                                           -----------    -----------    -----------    ------------
Revenue                                                    $ 2,300,558    $ 1,457,854    $ 6,632,149    $  4,202,378
Cost of sales                                                1,487,531      1,075,285      4,504,609       2,733,344
                                                           -----------    -----------    -----------    ------------
           Gross profit                                        813,027        382,569      2,127,540       1,469,034
Selling, general and administrative expenses                 1,848,200      1,504,659      5,706,506       3,337,117
                                                           -----------    -----------    -----------    ------------
           Loss from operations                             (1,035,173)    (1,122,090)    (3,578,966)     (1,868,083)
Interest income, net                                           114,845        289,586        423,698         971,747
                                                           -----------    -----------    -----------    ------------
           Loss from continuing operations                    (920,328)      (832,504)    (3,155,268)       (896,336)

Discontinued operations:
      Loss from discontinued operations                             --             --             --      (4,706,639)
      Gain (loss) on disposal of discontinued operations        75,000             --        475,000      (5,349,000)
                                                           -----------    -----------    -----------    ------------
      Total discontinued operations                             75,000             --        475,000     (10,055,639)
                                                           -----------    -----------    -----------    ------------
           Net loss                                        $  (845,328)   $  (832,504)   $(2,680,268)   $(10,951,975)
                                                           ===========    ===========    ===========    ============

Basic income (loss) per common share:
      Continuing operations                                $     (0.29)   $     (0.26)   $     (1.01)   $      (0.28)
      Discontinued operations                                     0.02             --           0.15           (3.13)
                                                           -----------    -----------    -----------    ------------
                                                           $     (0.27)   $     (0.26)   $     (0.86)   $      (3.41)
                                                           ===========    ===========    ===========    ============
Diluted income (loss) per common share:
      Continuing operations                                $     (0.29)   $     (0.26)   $     (1.01)   $      (0.28)
      Discontinued operations                                     0.02             --           0.15           (3.13)
                                                           -----------    -----------    -----------    ------------
                                                           $     (0.27)   $     (0.26)   $     (0.86)   $      (3.41)
                                                           ===========    ===========    ===========    ============
Weighted average shares outstanding:
      Basic                                                  3,092,350      3,186,404      3,122,174       3,208,347
      Diluted                                                3,092,350      3,186,404      3,122,174       3,208,347



         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                                ---------------------------
                                                                    1999            1998
                                                                -----------    ------------
OPERATING ACTIVITIES:
   Net loss                                                     $(2,680,268)   $(10,951,975)
   Adjustments to reconcile net loss to net cash
       used in continuing operating activities:
       Depreciation                                                 329,536          95,676
       Provision for bad debts                                      142,200          87,361
       Loss from discontinued operations                                 --       4,706,639
       Loss (gain) on disposal of discontinued operations          (475,000)      5,349,000
       Value of options issued for consulting services               26,938              --

   Changes in operating assets and liabilities:
       Accounts receivable                                         (590,254)       (181,163)
       Other current assets                                           7,015        (233,413)
       Accounts payable and accrued expenses                         71,238          (2,052)
       Deferred revenue and payables                                133,403          88,879
       Accrued compensation                                          88,359         154,365
                                                                -----------    ------------
             Net cash used in continuing operating activities    (2,946,833)       (886,683)

INVESTING ACTIVITIES:
   Purchase of short-term investments                                    --      (9,453,057)
   Sales and maturities of short-term investments                 4,032,208      19,335,188
   Purchases of furniture, fixtures and equipment                  (701,618)       (690,727)
                                                                -----------    ------------
             Net cash provided by investing activities            3,330,590       9,191,404

FINANCING ACTIVITIES:
   Repurchase of common stock                                      (196,913)       (836,885)
   Net proceeds from issuance of common stock                        36,343          48,000
                                                                -----------    ------------
             Net cash used in financing activities                 (160,570)       (788,885)
Cash used in discontinued operations                             (1,989,469)     (6,495,681)
                                                                -----------    ------------
Increase (decrease) in cash and cash equivalents                 (1,766,282)      1,020,155
Cash and cash equivalents at beginning of period                  8,138,542       5,949,478
                                                                -----------    ------------
Cash and cash equivalents at end of period                      $ 6,372,260    $  6,969,633
                                                                ===========    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                  $        --    $      4,386



         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1998 in the Company's Annual Report on Form 10-K.

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

Diluted loss per share for the three and nine months ended September 30, 1999 does not include common stock equivalents of 604,136 as their effect would be antidilutive.

3. DISCONTINUED OPERATIONS

On June 10, 1998 the Company announced its intention to transition out of the healthcare provider software market and focus its attention on its clinical research services segment. On December 24, 1998 the Company completed the sale of its healthcare provider software business. As consideration for the sale, the Company agreed to a total purchase price of up to $2.0 million, contingent upon the performance of the assets sold and the buyer's costs to perform prepaid support and service obligations after the closing. In addition, the Company agreed to reimburse the buyer for the performance of prepaid support and service obligations on assigned contracts in the amount of $500,000, which was completed June 30, 1999. Subsequent to September 30, 1999 the Company determined that, under the terms of the sale agreement, the purchase price would be fixed at $1.5 million. To date the Company has received $675,000 in proceeds from the sale, all of which has been recorded as gain on disposal of discontinued operations. A payment of $200,000 was due September 30, 1999, $75,000 of which was collected and the Company has agreed to accept payment of the remaining $125,000 prior to December 31, 1999. Additional proceeds of $700,000 representing the remaining balance of the purchase price are also due prior to December 31, 1999. The Company will record the remaining proceeds from the sale of the software segment as gain on the disposal of discontinued operations in the period collection is assured. The Company has retained certain liabilities related to the software segment including certain amounts due under customer contracts and other liabilities related to the disposal of the segment.

The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior periods have been restated to reflect the discontinued operations. There were no revenues related to the discontinued segment for the three months and nine months ended September 30, 1999. Revenues related to the discontinued segment were $423,480 and $2,704,723 for the three months and nine months ended September 30, 1998, respectively.

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

On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET.AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The District Court held that the Company's directors' and officers' insurance policies cover claims related to the Company's pending federal securities actions and the investigation by the Commission. The insurance underwriters of the Company's directors' and officers' insurance policies had sought to deny coverage. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. The Company intends to respond to this appeal vigorously. There can be no assurance that any decision by the Minnesota Court of Appeals arising out of this appeal will not have a material adverse effect on the Company or its business.

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

The Company's operating segment disclosures are as follows:

                                                         SITE RESEARCH &
                                                            CLINICAL         DATA
                                                           MONITORING    MANAGEMENT &
                                                            STAFFING    BIOSTATISTICAL
                                          C.L. MCINTOSH     SERVICES       SERVICES      CORPORATE      CONSOLIDATED
                                          -------------     --------       --------      ---------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Revenue                                    $ 1,578,301    $   125,615    $   596,642    $         --    $  2,300,558
Income (loss) from continuing operations        10,341       (362,343)       (60,690)       (507,636)       (920,328)
Segment assets                               2,462,873        337,801        967,413       9,363,977      13,132,064

THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------
Revenue                                    $ 1,457,854    $        --    $        --    $         --    $  1,457,854
Loss from continuing operations                (98,752)      (592,578)      (131,813)         (9,361)       (832,504)
Segment assets                               1,661,065        360,543             --      19,259,905      21,281,513 (a)

NINE MONTHS ENDED SEPTEMBER 30, 1999
------------------------------------
Revenue                                    $ 5,112,335    $   303,586    $ 1,216,228    $         --    $  6,632,149
Loss from continuing operations               (120,845)    (1,010,652)      (554,717)     (1,469,054)     (3,155,268)
Segment assets                               2,462,873        337,801        967,413       9,363,977      13,132,064

NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------
Revenue                                    $ 4,202,378    $        --    $        --    $         --    $  4,202,378
Income (loss) from continuing operations       (54,275)      (895,501)      (169,965)        223,405        (896,336)
Segment assets                               1,661,065        360,543             --      19,259,905      21,281,513 (a)

(a) Excludes net long-term assets of discontinued operations of $1,242,026.

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

On June 10, 1998 the Company announced its intention to transition out of the healthcare provider software market and focus its attention on its clinical research services segment. On December 24, 1998 the Company completed the sale of its healthcare provider software business. As consideration for the sale, the Company agreed to a total purchase price of up to $2.0 million, contingent upon the performance of the assets sold and the buyer's costs to perform prepaid support and service obligations after the closing. In addition, the Company agreed to reimburse the buyer for the performance of prepaid support and service obligations on assigned contracts in the amount of $500,000, which was completed June 30, 1999. Subsequent to September 30, 1999 the Company determined that, under the terms of sale agreement, the purchase price would be fixed at $1.5 million. To date the Company has received $675,000 in proceeds from the sale, all of which has been recorded as gain on disposal of discontinued operations. A payment of $200,000 was due September 30, 1999, $75,000 of which was collected and the Company has agreed to accept payment of the remaining $125,000 prior to December 31, 1999. Additional proceeds of $700,000 representing the remaining balance of the purchase price are also due prior to December 31, 1999. The Company will record the remaining proceeds from the sale of the software segment as gain on the disposal of discontinued operations in the period collection is assured. The Company has retained certain liabilities related to the software segment including certain amounts due under customer contracts and other liabilities related to the disposal of the segment.

The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations.

Effective January 29, 1999 the Company changed its name from Summit Medical Systems, Inc. to Celeris Corporation.

On July 26, 1999, the Company's Board of Directors approved a one-for-three reverse stock split of its common stock, applicable to shareholders of record at the close of trading July 29, 1999. The reverse stock split was intended, in part, to address compliance for continued listing of the Company's common stock with the Nasdaq Stock Market(R) criteria, which requires a minimum bid price of $1.00 per share. Income (loss) per share, common stock outstanding and stock option data included in this form have been adjusted retroactively to give effect to the reverse stock split. Giving effect to the reverse split, the Company had approximately 3.1 million shares of common stock outstanding as of September 30, 1999.

As of September 30, the Company had a backlog of projects for clinical studies management, data management, clinical monitoring and site research services valued at approximately $6.2 million. The value of the Company's backlog may be affected by potential cancellation, delay or change in the scope of projects.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

The Company incurred a net loss of $845,000, or $0.27 per diluted share, for the three months ended September 30, 1999 as compared to a net loss of $833,000, or $0.26 per diluted share, for the year earlier period. The 1999 results include a loss from continuing operations of $920,000, or $0.29 per diluted share, and a gain on disposal of discontinued operations of $75,000, or $0.02 per diluted share. The 1998 results consist solely of a loss from continuing operations of $833,000, or $0.26 per diluted share.

Continuing Operations. Revenue from continuing operations for the three months ended September 30, 1999 was $2.30 million compared to $1.46 million for the year earlier period, an increase of 57.8%. This increase in revenue is attributed primarily to increased volume of services performed related to the Company's expanded service capabilities. However, given the Company's current size, management believes that fluctuations in the timing of new business may impact revenue growth rates on a quarterly basis.

Cost of sales were $1.49 million for the 1999 period, or 64.7% of revenue, compared to $1.08 million for the 1998 period, or 73.8% of revenue. This decrease in cost of sales as a percentage of revenue is primarily due to increased utilization of the Company's client service personnel.

Selling, general and administrative expenses were $1.85 million, or 80.3% of revenue, for the 1999 period compared to $1.50 million, or 103.2% of revenue, for the 1998 period. This increase in total expenses is primarily due to the addition of salaries, benefits and other overhead costs associated with the expansion of the Company's service offerings, including related business development efforts, which began in the second quarter of 1998. The Company currently has in place a significant portion of the infrastructure necessary to support the expanded service offerings and does not anticipate selling, general and administrative expense growth rates in future periods will match the expense growth rate between 1998 and 1999.

Interest income for the 1999 period was $115,000 compared to $290,000 for the 1998 period. The decrease is due to the Company's cash and cash equivalents balance, including short-term investments, which decreased to $9.42 million at September 30, 1999 from $19.13 million at September 30, 1998, due to losses incurred related to the Company's continuing and discontinued operations, as well as capital expenditures.

Discontinued Operations. The gain on disposal of discontinued operations of $75,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment. Losses from discontinued operations had no effect on the results of operations during the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

The Company incurred a net loss of $2.68 million, or $0.86 per diluted share, for the nine months ended September 30, 1999 as compared to a net loss of $10.95 million, or $3.41 per diluted share, for the year earlier period. The 1999 results include a loss from continuing operations of $3.16 million, or $1.01 per diluted share, and a gain on disposal of discontinued operations of $475,000, or $0.15 per diluted share. The 1998 results include loss from continuing operations of $896,000, or $0.28 per diluted share, and a loss from discontinued operations of $10.06 million, or $3.13 per diluted share.

Continuing Operations. Revenue from continuing operations for the nine months ended September 30, 1999 was $6.63 million compared to $4.20 million for the year earlier period, an increase of 57.8%. This increase in revenue is attributed primarily to increased volume of services performed related to the Company's expanded service capabilities.

Cost of sales were $4.50 million for the 1999 period, or 67.9% of revenue, compared to $2.73 million for the 1998 period, or 65.0% of revenue. This increase is primarily the result of the addition of client service personnel related to the expansion of the Company's service offerings, which began in the second quarter of 1998. These additional resources have had and may continue to have a negative effect on operating margins until such time the individuals are fully utilized as billable resources.

Selling, general and administrative expenses were $5.71 million, or 86.0% of revenue, for the 1999 period compared to $3.34 million or 79.4% of revenue, for the 1998 period. This increase is primarily due to the addition of salaries, benefits and other overhead costs associated with the expansion of the Company's service offerings, including related business development efforts, which began in the second quarter of 1998. The Company currently has in place a significant portion of the infrastructure necessary to support the expanded service offerings and does not anticipate selling, general and administrative expense growth rates in future periods will match the expense growth rate between 1998 and 1999.

Interest income for the 1999 period was $424,000 compared to $972,000 for the 1998 period. The decrease is due to the Company's cash and cash equivalents balance, including short-term investments, which decreased to $9.42 million at September 30, 1999 from $19.13 million at September 30, 1998, due to losses incurred related to the Company's continuing and discontinued operations, as well as capital expenditures.

Discontinued Operations. The gain on disposal of discontinued operations of $475,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment. For the 1998 period, the loss from discontinued operations was $10.06 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including short-term investments, totaled $9.42 million as of September 30, 1999, a decrease of $5.80 million from December 31, 1998. This decrease was primarily due to a) $2.95 million used in continuing operations, b) $1.99 million used in discontinued operations, c) $702,000 used for the purchase of furniture, fixtures and equipment, principally computer and computer systems equipment, d) $197,000 used for the repurchase of the Company's common stock, and e) $36,000 provided by the issuance of common stock in the Employee Stock Purchase Plan.

As of September 30, 1999 the Company had net working capital of $8.07 million, compared to $11.19 million at December 31, 1998. This decrease resulted primarily from net losses of $2.68 million incurred during the nine months ended September 30, 1999. Management anticipates the Company will continue to experience operating losses at least through 1999, and as a result, it believes working capital will continue to decline.

As of September 30, 1999, the Company had $1.96 million in accounts receivable, net of bad debt allowance, related to continuing operations compared to $1.52 million as of December 31, 1998. The Company believes its current allowance of $287,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable was 79 days at September 30, 1999 compared to 88 days at December 31, 1998. Days sales outstanding in accounts receivable may increase in future periods as the Company's mix of business related to the expanded service offerings continues to evolve.

The Company sold its healthcare provider software business effective December 24, 1998. Related to the sale of this business, the Company has received $675,000 in proceeds to date. Of the $200,000 due September 30, 1999, the Company has received $75,000 and has agreed to accept payment of the remaining $125,000 prior to December 31, 1999. Additional proceeds of $700,000, representing the remaining balance of the purchase price, are also due prior to December 31, 1999. Also related to the sale of the software business, the Company has retained certain liabilities of $1.77 million as of September 30, 1999, including certain amounts due under customer contracts and other liabilities related to the disposal of the segment.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through September 30, 1999, the Company has repurchased 439,867 shares of common stock for approximately $3.05 million. As of September 30, 1999, there were 3,092,329 shares of the Company's common stock issued and outstanding.

The Company anticipates capital expenditures for the balance of 1999 will be approximately $100,000. In addition, the Company intends to enter into a three-year lease for equipment worth approximately $380,000. These lease commitment and capital expenditure estimates are primarily for computer and computer-related equipment and software associated with the Company's expanded clinical research services as well as capital expenditures required for new employees.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents of $9.42 million on hand at September 30, 1999 will be sufficient to fund its operations, capital requirements, and expansion goals through 2000. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods in or beyond 1999. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 1998 were $12.65 million, and for the three months and nine months ended September 30, 1999 were $845,000 and $2.68 million, respectively. The Company had an accumulated deficit of $58.10 million as of September 30, 1999. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement and Risk Factors" included in Item 1 of the Company's Annual Report on Form 10-K, dated March 30, 1999.

Year 2000 Issue. The Company has substantially completed its readiness preparations for the potential effect of the situation commonly referred to as the "Year 2000 Issue," which involves the inability of certain software and hardware systems to properly recognize and process dates for the year 2000 and beyond. The Company, with the assistance of outside consultants, has developed and implemented a plan to evaluate the Company's internal systems and material third-party relationships.

The Company's clinical research services, particularly its data management services, depend on the use of hardware and software supplied by third-party vendors. The Company has determined that substantially all of the hardware and software it uses to be Year 2000 compliant, including all mission critical systems. This determination is based upon Year 2000 compliance statements received from vendors of the hardware and software the Company uses, as well as an internal testing program. The Company has yet to receive Year 2000 compliance statements from its vendors of certain desktop applications it uses. Should unforeseen circumstances prevent a timely completion of all remaining necessary Year 2000 compliance measures, the Company believes that adequate alternatives are available for information processing. The Company also has a disaster recovery plan in place should unforeseen events call for its use. The Company does not expect to incur material costs to upgrade or replace its Year 2000 non-compliant hardware or software systems. However, the estimates of costs to complete Year 2000 compliance procedures are based, in part, on compliance statements received from third-party vendors of the Company's hardware and software systems. Subsequent revisions to these compliance statements by third-party vendors could result in revised estimated costs to complete Year 2000 compliance measures. The Company cannot predict whether these revisions, if any, will be material.

The Company has paid third parties approximately $185,000 on Year 2000 testing, auditing, and modifications or upgrades through September 30, 1999. The costs of Year 2000 compliance have been and will be expensed as incurred. The Company does not anticipate that further expenditures will be necessary to complete Year 2000 compliance measures.

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

On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET.AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The District Court held that the Company's directors' and officers' insurance policies cover claims related to the Company's pending federal securities actions and the investigation by the Commission. The insurance underwriters of the Company's directors' and officers' insurance policies had sought to deny coverage. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. The Company intends to respond to this appeal vigorously. There can be no assurance that any decision by the Minnesota Court of Appeals arising out of this appeal will not have a material adverse effect on the Company or its business.

ITEM 5. OTHER INFORMATION

The staff of the Nasdaq Stock Market has notified the Company that the current market value of its public float does not comply with the Nasdaq National Market continued listing requirements. Under the applicable continued listing requirement, the market value of the Company's public float must be at least $5,000,000. The public float excludes all common shares beneficially held by the Company's officers, directors and 10 percent shareholders. As of November 8, 1999, the market value of the Company's public float was $3.0 million, based on a public float of approximately 2.4 million shares of common stock.

The Company has until January 7, 2000 to regain compliance with this continuing listing requirement. In order to regain compliance, the market value of the Company's public float must equal or exceed the $5,000,000 minimum for at least ten consecutive trading days prior to the January 7 deadline. The Nasdaq staff, however, may require that the Company demonstrate compliance with the requirement for a longer time period.

The Company intends to utilize Nasdaq's appeal process to maintain its listing on the National Market. Any appeal would stay the Company's delisting pending review by the appropriate Nasdaq panel. The Company cannot predict whether an appeal of any delisting determination will be effective.

The Company may seek to avoid delisting from the Nasdaq Stock Market by applying to be listed on The Nasdaq SmallCap Market on or before January 7, 2000. The SmallCap Market is Nasdaq's market for smaller capitalization companies which provides similar liquidity, market making and corporate governance features as the National Market. The Company believes that it currently meets the continued listing requirements for the Nasdaq SmallCap Market and it intends to apply for listing on such market if it is unable to maintain its listing on the Nasdaq National Market.

The Company cannot predict whether a listing on the Nasdaq SmallCap Market will have a material adverse effect on the Company's common stock price and the trading market for the Company's common stock. A complete delisting of the Company from the Nasdaq Stock Market would have a material adverse effect on the liquidity of the trading market for the Company's common stock.

The Company has attached as Exhibit 99 its press release dated November 9, 1999.

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

         3.3      Amendment to Amended Articles of Incorporation of the Company

        27.1 Financial Data Schedule (for SEC use only)-Nine Months Ended September 30, 1999

        99.1      Press Release dated October 27, 1999

        99.2      Press Release dated November 9, 1999


         (b) Reports on Form 8-K

             None.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Celeris Corporation

Date: November 12, 1999

                                       By: /s/ Barbara A. Cannon
                                           -------------------------------------
                                           Barbara A. Cannon
                                           President and Chief Executive Officer

Date: November 12, 1999

                                       By: /s/ Paul R. Johnson
                                           -------------------------------------
                                           Paul R. Johnson
                                           Vice President and Chief Financial
                                           Officer