Form 10-K405
period 1999-12-31
CELERIS CORP
filed 2000-03-24
CIK 946994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       or
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                          Yes (X)      No ( )

         The aggregate market value of the common stock held by non-affiliates of the registrant at March 15, 2000 was $13.4 million based on the last sale price for the Common Stock as quoted on the Nasdaq National Market on that date.

         As of March 15, 2000 there were 3,129,437 shares of the registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Pursuant to General Instruction G(2), the responses to Items 6, 7, and 8 of Part II of this report are incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1999. Pursuant to General Instruction G(3), the responses to Items 10, 11 and 12 of Part III of this report are incorporated herein by reference from the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before March 22, 2000.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                                     PART I

ITEM 1.     BUSINESS

OVERVIEW

Celeris Corporation ("Celeris" or the "Company") is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers. These services accelerate specific functions within clinical trials and new product submissions which often become bottlenecks for manufacturers seeking regulatory clearance to market new products. Delays in obtaining regulatory clearance for new products can result in significant lost revenues and increased expenses for manufacturers. As a consequence, manufacturers have increasingly outsourced clinical research functions to organizations, such as the Company, that can offer expertise and services which speed the product development process.

CLINICAL RESEARCH OUTSOURCING AND INDUSTRY TRENDS

New pharmaceutical, medical device and biotechnology products undergo extensive clinical testing and regulatory review to determine their safety and efficacy. Manufacturers seeking approval for these products are often responsible for performing and analyzing pre-clinical and multi-phase clinical trials. Historically, manufacturers primarily used in-house personnel to conduct these trials. In recent years, manufacturers have begun to outsource clinical trials to clinical research organizations ("CROs"). Outsourcing of clinical research has been done for a variety of reasons: (i) cost containment efforts have lead companies to seek ways to reduce overhead, turning fixed costs into variable costs; (ii) the increasingly complex nature and size of research trials requires greater expertise, which may not be found in-house; (iii) the need to reduce the time it takes to get a product through the Food and Drug Administration ("FDA") approval process; and (iv) the growth of smaller niche companies, particularly in the biotechnology and medical device industries, which lack internal resources to complete the approval process.

Worldwide spending for research and development ("R&D") outsourcing is projected at $28.3 billion, $5.6 billion of which is projected to be outsourced to CROs. R&D outsourcing to CROs has grown at a rate of 20% annually over the last five years. The Company believes this trend will continue as manufacturers strive to enhance their revenues through faster product development while containing their costs. The CRO industry assists companies in this regard by providing a higher level of expertise or specialization than would be available in-house, capability to perform product development activities more quickly, and the opportunity to convert the fixed costs required to maintain in-house resources into variable costs through outsourcing.

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

BUSINESS STRATEGY

The Company's overall strategy is to offer select clinical research and information technology services to pharmaceutical, medical device and biotechnology manufacturers in areas that accelerate the product development process. In its service areas, the Company focuses on services that expedite and streamline clinical trials and regulatory submissions for new drugs, devices and other regulated healthcare products. The Company offers its services either on a stand-alone basis or as part of clinical study management program.

SERVICES

Clinical Monitoring Staffing Services. The clinical research process requires highly trained, experienced individuals. The CRO industry's rapid growth over recent years has made for a very competitive environment regarding the hiring, training and retention of employees which has, in many cases, resulted in a high employee turnover rate throughout the industry. Throughout the life of a clinical study, significant employee turnover can dramatically impact data quality and FDA submission timelines, resulting in increased costs. To assist product development organizations and CROs in identifying qualified resources, the Company provides experienced clinical monitors on a contract basis to both product development organizations and to CROs. These individuals possess a number of years experience monitoring trials in multiple therapeutic areas, strong interpersonal skills, and a demonstrated ability to work independently.

Data Management. Clinical trials produce large amounts of data that must be properly collected and analyzed. This process can be inefficient, particularly when it involves the use of antiquated systems or the merging of large data sets housed on disparate systems. To address these issues, the Company has invested in a state-of-the-art database management system that will allow for the efficient replication and upload of sponsor data sets. The Company believes use of the system provides a competitive advantage as a number of product development companies use the same database system. In addition, the Company is also experienced in the collection and integration of disparate data sets. As the size and complexity of clinical trials grows, data sets within a particular protocol or set of protocols may be generated using different systems making it cumbersome to analyze and compare study results. The Company's experience in this area allows it to assist clients in the efficient integration of data sets suitable for statistical analysis and submission to regulatory authorities. The Company believes the demand for data integration will continue to grow due in part to the growth in new product development, coupled with increased licensing activity and joint ventures between product development organizations.

Regulatory Consulting. Through its subsidiary, C.L. McIntosh & Associates ("CLMA"), Celeris provides regulatory consulting services, primarily to medical device and biologic manufacturers. The Company assists manufacturers in obtaining and maintaining FDA clearance to market their products and to comply with all applicable FDA regulations. There are four consulting groups within CLMA as described below.

         Medical Device Evaluation. The Medical Device Evaluation Group provides medical device manufacturers with strategic planning, preparation and review services related to various FDA submissions, such as Investigational Device Exemptions ("IDEs"), Premarket Notifications ("510(k)s"), and Premarket Approval Applications ("PMAs") for clearance to market new medical products. In doing so, this group may prepare the entire regulatory submission or individual sections, or review the client's submission for potential FDA issues and completeness. Additionally, the group will represent and advise clients in meetings with FDA reviewers and advisory panels.

         Statistics. The Statistics Group provides comprehensive statistical consulting related to clinical study design and protocol development, database design, programming and validation, data analysis and report preparation. This group also assists clients in their interactions with and presentations to the FDA.

         Quality Systems and Compliance. The Quality Systems and Compliance Group provides consulting services to clients with medical device and radiation-emitting electronic products regarding GMP (Good Manufacturing Practices) and QSR (Quality System Regulations). This group also consults on issues related to electronic product radiation safety performance standards, product certification processes, recalls, responses to FDA inspections, complaint handling systems and other record-keeping and reporting requirements.

         Biologics. The Biologics Group provides regulatory and product development strategy, submission preparation and review, FDA interaction, and clinical trial design to companies which produce biologic markers and assays, blood and blood-related products, biologic therapeutic agents (recombinant proteins from cell culture and from transgenic sources), monoclonal antibodies, classical and biotech-derived vaccines, and cell and gene therapies.


SALES AND MARKETING, CUSTOMERS AND COMPETITION

Sales and Marketing. The Company has a business development team focused on selling services to pharmaceutical, medical device and biotechnology manufacturers who have a track record of outsourcing clinical research services and who the Company believes can benefit from its particular services. New client leads are generated primarily through industry contacts, as well as through participation in medical industry seminars and exhibits, direct mail and advertising campaigns. The Company works to generate repeat business primarily by providing quality services to its clients. Marketing of the Company's regulatory consulting services is focused primarily on medical device and biologics manufacturers located in the United States and focuses on the previous FDA and industry experience of its senior consultants.

Customers. To date, the Company has served over 600 pharmaceutical, medical device and biotechnology manufacturers, predominantly all of whom are in the United States. The Company works with various client personnel including medical and scientific personnel, regulatory affairs professionals, and business executives. The Company has clients in a broad array of medical specialties, with a strong presence in the cardiovascular, ophthalmology, biologic markers, HIV and anti-infectives. During 1999, revenues from Roche Molecular and BioCompatibles, Inc. accounted for 24.0% and 14.8%, respectively, of the Company's consolidated revenues. The Company anticipates that in the future, these clients or other clients may account for greater than ten percent of its consolidated revenues, depending on the product development plans for each client, each client's continued use of outsourced clinical research services and the Company's ability to retain each client's business.

Competition. The Company competes in a large and highly fragmented industry which consists of a broad array of companies ranging from large, publicly traded organizations to sole proprietorships. The Company primarily competes against in-house research and development departments of product development manufacturers and other CROs, some of which possess substantially greater capital, technical and other resources than the Company. CROs can possess various competitive advantages, including previous client experience, expertise in particular services or therapeutic areas, the quality of services performed, financial viability and price.

GOVERNMENT REGULATION

The clinical investigation of new pharmaceutical, biotechnology and medical device products is highly regulated by governmental agencies. The purpose of United States federal regulations is to ensure that only those products which have been proven to be safe and effective are made available to the public. The FDA has set forth regulations and guidelines that pertain to virtually all aspects of the product approval process. Pursuant to FDA regulations, CROs that assume obligations of a company sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations. In the United States, the historical trend has been in the direction of increased regulation by the FDA.

The services provided by the Company are ultimately subject to FDA regulation in the United States and comparable agencies in other countries, although the level of applicable regulation in other countries is generally less comprehensive than regulation present in the United States. The Company and its clients are obligated to comply with FDA regulations governing all activities related to the clinical trial process. The Company must also maintain records for each study for specified periods for inspection by the study sponsor and the FDA during audits. If such audits document that the Company has failed to adequately comply with Federal regulations and guidelines, it could have a material adverse effect on the Company. In addition, the Company's failure to comply with applicable regulations could possibly result in termination of ongoing research or the disqualification of data, either of which could also have a material adverse effect on the Company, including, without limitation, damage to the Company's reputation.

EMPLOYEES

As of February 29, 2000, the Company had 109 full-time employees. The Company's performance depends on its ability to attract, develop, motivate and retain qualified professional, scientific and technical staff. There is significant competition for employees with the skills required to perform the services offered by the Company from other CROs as well as from the in-house research departments of pharmaceutical, medical device and biotechnology companies. The Company's employees are not covered by collective bargaining agreements. The Company has experienced no work stoppages and believes its relations with its employees to be good.

DISCONTINUED OPERATIONS

On June 10, 1998, the Company announced its intent to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. On December 24, 1998, the Company completed the sale of the healthcare provider software segment. See the information set forth under the caption "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 31, 1999 for further discussion of discontinued operations.

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

The Company May Continue to Incur Net Losses

The Company has incurred substantial net losses since its formation. Net losses for the year ended December 31, 1999 were $2.11 million, and the accumulated deficit at that date was $57.53 million. The Company's ability to increase revenue will depend on a number of factors, including expanding its regulatory and clinical studies consulting services and developing its new models for clinical research services. The Company also anticipates increased operating expenses for personnel to expand services. As a result, the Company expects that it will continue to experience operating losses through 2000. The Company's ability to achieve profitability and positive cash flow in future periods will depend on its ability to control costs and to keep increases in expenditures below growth in revenue, if any. The Company cannot predict whether it will generate sufficient revenues, or adequately control costs, to achieve profitability or positive cash flow.

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

Large Contracts May Be Terminated or Delayed

Most of the Company's contracts are terminable by the client. Clients may terminate, delay or change the scope of contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the product being tested. In addition, the Company believes that cost-containment and competitive pressures have caused sponsor companies to apply more stringent criteria to the decision to proceed with clinical trials and, therefore, may result in a greater willingness of these companies to cancel contracts with clinical research organizations. The loss, delay or change in scope of a large contract or multiple contracts could have a material adverse effect on the Company's financial performance.

Backlog May Not be a Meaningful Indicator of Future Revenue

The Company periodically reports backlog of potential revenue yet to be earned from projects under contracts or letters of intent. Contracts included in backlog may be terminated, delayed or revised in scope by clients for a variety of reasons. At December 31, 1999, backlog was $5.8 million. The Company believes that its backlog as of any given date may not necessarily be a meaningful predictor of future results and no assurances can be given that the Company will be able to realize fully all of its backlog as revenue.

Dependence on a Single Client for a Significant Portion of Revenue

The Company has in the past, and may in the future, derive a significant portion of its revenue from a single client. In 1999, the Company derived 24.0% and 14.8% of its revenue from Roche Molecular and BioCompatibles, Inc., respectively. In 1998, the Company derived 13.2% and 10.7% of its revenue from Mentor Corporation and Guidant Corporation, respectively. The loss of, or significant decrease in business from, a single client or clients may have a material adverse effect on the Company.

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

The Company Depends on Government Regulation

The clinical research industry depends on the comprehensive government regulation of the product development process. In the United States, the general trend has been in the direction of continued or increased regulation. Changes in regulation, including a relaxation in regulatory requirements or the introduction of simplified approval procedures, could materially and adversely impact the demand for the services offered by the Company. In addition, failure to comply with applicable regulations could result in the termination of ongoing research or the disqualification of data, either of which could have a material adverse effect on the Company.

The Possibility of Material Adverse Outcomes Related to the Company's Shareholder Lawsuits or SEC Investigation

As described fully in Item 3 of this Form 10-K, the Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action which was filed on March 10, 1997, and in TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. which was filed on April 16, 1997 and is not a class action. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. The actions do not state the monetary damages that are being sought at this time. The Company intends to defend against these actions vigorously. There can be no assurance that any judgement, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

The Division of Enforcement of the Securities and Exchange Commission (the "SEC") is conducting an investigation relating to the Company's restatement of certain financial statements in 1997. The Company is cooperating fully with the SEC and its investigation. The Company cannot predict whether any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions which could have a material adverse effect on the Company or certain individuals.

The Company May Not Have Directors' and Officers' Insurance Coverage for Litigation Liabilities

As described fully in Item 3 of this Form 10-K, the insurance underwriters of the Company's former directors' and officers' insurance policies have sought to deny coverage for costs and liabilities related to the pending shareholder litigation and SEC investigation. The insurance underwriters filed a declaratory relief action seeking to affirm this denial to which the Company is opposed and filed a counterclaim to enforce coverage under this policy. The judge in the case ruled in favor of the Company's counterclaim and held that the directors' and officers' insurance policies cover the costs and liabilities related to the pending shareholder litigation and SEC investigation. The insurance underwriters have appealed the judge's decision which the Company has opposed. If the insurance underwriters are successful in this appeal, the insurance underwriters will not be responsible for any potential losses resulting from an adverse judgement on, or settlement of, the shareholder litigation, or for the Company's expenses related to the defense of directors and officers in connection with this litigation, which could have a material adverse effect on the Company.

The Company May Experience Different Results Than Expected Related to Discontinued Operations

The Company has retained certain liabilities related to the discontinued operations. Failure of assumptions related to the estimated remaining liability amounts of the discontinued operations could have a material adverse effect on the Company.

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

ITEM 3.     LEGAL PROCEEDINGS

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION ("Securities litigation"), a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of
Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5, Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The actions do not state the monetary damages that are being sought at this time. The Company intends to defend against these actions vigorously. There can be no assurance that any judgement, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

The Division of Enforcement of the Securities and Exchange Commission (the "SEC") is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

The Company and certain of the Company's directors and former officers are defendants in a declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending Securities litigation or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiffs' request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. On July 22, 1999, the District Court ruled in favor of the Company's motion for summary judgment and held that the Company's directors' and officers' insurance policies cover claims related to the Company's Securities litigation. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. The Company intends to respond to this appeal vigorously. There can be no assurance that any order, decree or declaration arising out of this matter will not have a material adverse effect on the Company or its business.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
            MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol "CRSC". On March 15, 2000 the last reported sale price for the Common Stock on Nasdaq was $5.06. As of March 15, 2000 the Company had 167 holders of record of the Common Stock and the Company estimates an additional 1,475 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated (adjusted to reflect the one for three reverse stock split).

                                                                           HIGH                     LOW
                                                                           ----                     ---
1998
     First quarter                                                        $ 10.69                 $ 4.31
     Second quarter                                                       $ 15.38                 $ 6.19
     Third quarter                                                        $ 8.63                  $ 3.00
     Fourth quarter                                                       $ 4.50                  $ 1.88

1999
     First quarter                                                        $ 4.13                  $ 2.25
     Second quarter                                                       $ 3.75                  $ 1.69
     Third quarter                                                        $ 4.03                  $ 1.13
     Fourth quarter                                                       $ 2.38                  $ 0.94

The Company has paid no dividends since its inception date.

On November 9, 1999, the Company announced that it was not in compliance with the Nasdaq National Market's continued listing requirement that the market value of the Company's public float exceed $5 million. Nasdaq informed the Company that unless it regained compliance with the public float requirement by January 7, 2000, and maintained compliance with the other Nasdaq continued listing requirements, the Company's Common Stock would be delisted. The Company requested an oral hearing before a Nasdaq Listing Qualifications Panel, which was granted February 17, 2000. On March 6, 2000, the Company received a letter from Nasdaq stating that as of the close of business on March 3, 2000, the Company had reported a market value of public float of at least $5 million for twenty (20) consecutive trading days and had therefore evidenced compliance with all requirements necessary for continued listing on the Nasdaq National Market.

ITEM 6.     SELECTED FINANCIAL DATA

The information set forth under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the caption "Management's Discussion and Analysis" in the Company's Annual Report to Shareholders for the year ended December 31, 1999 is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and short-term investments. The Company invests its cash and cash equivalents and short-term investments in investment grade, highly liquid investments, consisting of money market instruments and U.S. agency bonds and does not believe these investments are subject to material market risks. In addition, all of the Company's transactions are conducted and accounts are denominated in U.S. dollars. Accordingly, the Company is not exposed to foreign currency risks.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related supplementary data of the Company as of and for the year ended December 31, 1999 on page 11 through page 26 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.

ITEM 11.      EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) Financial Statements of the Company and its subsidiaries required to be included in Part II, Item 8 are incorporated herein by reference from the Company's Annual Report to Shareholders for the year ended December 31, 1999, and are included in Exhibit 13.

(a) (2) and (d) Report of Independent Public Accountants and Schedule II - Valuation and Qualifying Accounts are located on pages S-1 and S-2, respectively, of this Annual Report on Form 10-k.

(a) (3)  and (c) Exhibits.

EXHIBIT NO.           DESCRIPTION

*3.1       Restated Articles of Incorporation of the Company, as amended

******3.2  Amendment to Articles of Incorporation of the Company for name change

*3.3       Bylaws of the Company

******4.1  Form of Certificate for Common Stock

*10.1      Summit Medical Systems, Inc. 1993 Stock Option Plan

*10.2      Summit Medical Systems, Inc. 1995 Non-Employee Director Stock Option
           Plan

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

****10.6   Third Amendment to Summit Medical Systems, Inc., 1993 Stock Option
           Plan

****10.7   Fourth Amendment to Summit Medical Systems, Inc., 1993 Stock Option
           Plan

****10.8 Employment Agreement dated October 6, 1997 between Summit Medical Systems, Inc. and Barbara A. Cannon

*****10.9  Asset Purchase Agreement, dated November 25, 1998, between Velos
           Medical Informatics, Inc. and Summit Medical Systems, Inc.

13 Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1999

23.1       Consent of Arthur Andersen LLP

27.1       Financial Data Schedule (for SEC use only) - Year Ended December 31,
           1999

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

** Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1997 (File No. 0-26390).

*** Incorporated by reference to the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996 (File No. 0-26390).

**** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26390)

***** Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1999 (File No. 0-26390)

****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

(b)        No reports on Form 8-K were filed during the quarter ended December
           31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  March 23, 2000                        CELERIS CORPORATION


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


             SIGNATURE                                     TITLE                                DATE
             ---------                                     -----                                ----
         /S/ JOHN M. NEHRA                Chairman of the Board                            March 23, 2000
-------------------------------------
           JOHN M. NEHRA


       /S/ BARBARA A. CANNON              President and Chief Executive Officer            March 23, 2000
-------------------------------------     and Director (principal executive
         BARBARA A. CANNON                officer)


        /S/ PAUL R. JOHNSON               Vice President and Chief                         March 23, 2000
-------------------------------------     Financial Officer and Secretary
          PAUL R. JOHNSON                 (principal financial
                                          and accounting officer)


     /S/ W. HUDSON CONNERY, JR.           Director                                         March 23, 2000
-------------------------------------
       W. HUDSON CONNERY, JR.


      /S/ RICHARD B. FONTAINE             Director                                         March 23, 2000
-------------------------------------
        RICHARD B. FONTAINE


        /S/ PETER T. GARAHAN              Director                                         March 23, 2000
-------------------------------------
          PETER T. GARAHAN


     /S/ ANDRE G. PERNET, PH.D.           Director                                         March 23, 2000
-------------------------------------
       ANDRE G. PERNET, PH.D

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Celeris Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Celeris Corporations' Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 1, 2000. Our audit was made for the purpose of forming an opinion on those consolidated statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




/s/ Arthur Andersen LLP




Nashville, Tennessee
February 1, 2000

                      CELERIS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                 12/31/99       12/31/98      12/31/97
                                                ----------     ----------     --------
Allowance for doubtful accounts (a):
  Balance at beginning of period                $  171,756     $   59,425     $     --
    Additions:
      Charged to costs and expenses                198,332        119,892      127,132
      Charged to other accounts                         --             --           --
    Deductions (b)                                  26,672          7,561       67,707
                                                ----------     ----------     --------
  Balance at end of period                      $  343,416     $  171,756     $ 59,425
                                                ==========     ==========     ========
Net liabilities of discontinued operations:
  Balance at beginning of period                $4,256,332     $       --     $     --
    Additions:
      Charged to costs and expenses                     --      5,874,000           --
      Charged to other accounts                         --             --           --
    Deductions                                   3,060,809      1,617,668           --
                                                ----------     ----------     --------
  Balance at end of period                      $1,195,523     $4,256,332     $     --
                                                ==========     ==========     ========


(a) Amounts related to allowance for doubtful accounts have been restated for discontinued operations.
(b)  Uncollectible accounts written off