Form 10-Q
period 2000-03-31
CELERIS CORP
filed 2000-05-08
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the transition period from _____________to______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 15, 2000 there were 3,129,437 shares of the registrant's common stock outstanding.

                               CELERIS CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 .....................1
Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2000 and 1999....2
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2000 and 1999....3
Notes to Condensed Consolidated Financial Statements .................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........6

Item 3.  Quantitative and Qualitative Disclosures About Market Risks .................................8

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...........................................................................8
Item 5.  Other Information ...........................................................................9
Item 6.  Exhibits and Reports on Form 8-K ............................................................9

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to:
(1) the Company's ability to generate sufficient revenue and adequately control costs to keep increases in expenditures below revenue growth, if any, to achieve profitability and positive cash flow; (2) fluctuations in quarterly operating results as a result of commencement or completion of significant contracts and/or delays in the implementation or termination of particular clinical trials; (3) the Company's dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biotechnology companies; (4) intense competition in the market for clinical research services; (5) potential cancellation, delay or change in scope of a large client contract or multiple client contracts for clinical research services which may leave the Company with excess capacity; (6) the Company's reported backlog may not be a meaningful predictor of future revenue due to potential termination, delay or changes in scope of client contracts; (7) a material portion of the Company's future revenue is dependent on a single client; (8) challenges presented by the Company's new clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (9) the Company's dependence on regulation of the pharmaceutical, medical device and biotechnology industries; (10) the possibility of adverse outcomes related to the Company's shareholder lawsuits or SEC investigation;
(11) the possibility of an adverse outcome in the court action by the insurance underwriters of the Company's former directors' and officers' insurance policies which could leave the Company without coverage and responsible for potential losses; (12) the timing of the development of the Company's Internet capabilities, and related market acceptance thereof; and (13) risks associated with the Company's discontinued operations, including the failure to realize the Company's assumptions regarding estimated remaining liability amounts. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption "Cautionary Statement and Risk Factors," of the Company's Annual Report on Form 10-K, dated March 24, 2000. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 MARCH 31,        DECEMBER 31,
                                                                   2000               1999
                                                               ------------       ------------
       ASSETS
Current assets:
       Cash and cash equivalents                               $  7,086,184       $  7,397,220
       Restricted funds                                             551,927            545,126
       Short-term investments                                            --          1,022,847
       Accounts receivable, net of allowance of
            $385,000 and $343,000, respectively                   2,521,404          1,773,678
       Other current assets                                         441,135          1,051,647
                                                               ------------       ------------
             Total current assets                                10,600,650         11,790,518

Net furniture, fixtures and equipment                             1,622,503          1,387,964
                                                               ------------       ------------
             Total assets                                      $ 12,223,153       $ 13,178,482
                                                               ============       ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                   $    789,305       $  1,067,907
       Deferred revenue and payables                                465,906            446,201
       Accrued compensation                                         245,749            452,621
       Current portion of capital lease obligation                  115,599                 --
       Net current liabilities of discontinued operations         1,165,810          1,195,523
                                                               ------------       ------------
             Total current liabilities                            2,782,369          3,162,252

Long-term portion of capital lease obligation                       216,839                 --
Commitments and contingencies (Note 5)                                   --                 --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511,111 shares
             authorized; 3,129,437 and 3,119,646 shares
                  issued and outstanding, respectively               31,294             31,196
       Additional paid-in capital                                67,571,547         67,517,873
       Accumulated deficit                                      (58,378,896)       (57,532,839)
                                                               ------------       ------------
             Total shareholders' equity                           9,223,945         10,016,230
                                                               ------------       ------------
             Total liabilities and shareholders' equity        $ 12,223,153       $ 13,178,482
                                                               ============       ============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                                       MARCH 31
                                                             ----------------------------
                                                                2000             1999
                                                             -----------      -----------
Revenue                                                      $ 2,789,063      $ 1,932,862
Cost of sales                                                  1,957,618        1,373,397
                                                             -----------      -----------
           Gross profit                                          831,445          559,465
Selling, general and administrative expenses                   1,776,938        1,927,818
                                                             -----------      -----------
           Loss from operations                                 (945,493)      (1,368,353)
Interest income, net                                              99,436          169,825
                                                             -----------      -----------
           Loss from continuing operations                      (846,057)      (1,198,528)

Discontinued operations:
      Loss from discontinued operations                               --               --
      Gain (loss) on disposal of discontinued operations              --          200,000
                                                             -----------      -----------
      Total discontinued operations                                   --          200,000
                                                             -----------      -----------
           Net loss                                          $  (846,057)     $  (998,528)
                                                             ===========      ===========

Basic income (loss) per common share:
      Continuing operations                                  $     (0.27)     $     (0.38)
      Discontinued operations                                         --             0.06
                                                             -----------      -----------
                                                             $     (0.27)     $     (0.32)
                                                             ===========      ===========

Diluted income (loss) per common share:
      Continuing operations                                  $     (0.27)     $     (0.38)
      Discontinued operations                                         --             0.06
                                                             -----------      -----------
                                                             $     (0.27)     $     (0.32)
                                                             ===========      ===========

Weighted average shares outstanding:
       Basic                                                   3,124,414        3,139,810
       Diluted                                                 3,124,414        3,139,810



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                   MARCH 31
                                                                         ----------------------------
                                                                            2000              1999
                                                                         -----------      -----------
OPERATING ACTIVITIES:
   Net loss                                                              $  (846,057)     $  (998,528)
   Adjustments to reconcile net loss to net cash
       used in continuing operating activities:
       Depreciation                                                          133,656          106,014
       Provision for bad debts                                                55,781           40,286
       Gain on disposal of discontinued operations                                --         (200,000)
       Value of options issued for consulting services                            --           13,212

   Changes in operating assets and liabilities:
       Accounts receivable                                                  (803,507)        (175,068)
       Other current assets                                                  624,060           41,705
       Accounts payable and accrued expenses                                (278,602)         351,845
       Deferred revenue and payables                                          19,705          120,028
       Accrued compensation                                                 (206,872)          43,908
                                                                         -----------      -----------
             Net cash used in continuing operating activities             (1,301,836)        (656,598)

INVESTING ACTIVITIES:
   Increase in restricted funds                                               (6,801)              --
   Sales and maturities of short-term investments                          1,022,847        3,003,772
   Purchases of furniture, fixtures and equipment                            (21,962)        (373,925)
                                                                         -----------      -----------
             Net cash provided by investing activities                       994,084        2,629,847

FINANCING ACTIVITIES:
   Principal payments on capital lease obligation                            (27,341)              --
   Net proceeds from issuance of common stock                                 53,772               --
                                                                         -----------      -----------
            Net cash provided by financing activities                         26,431               --
Cash used in discontinued operations                                         (29,715)        (997,211)
                                                                         -----------      -----------
Increase (decrease) in cash and cash equivalents                            (311,036)         976,038
Cash and cash equivalents at beginning of period                           7,397,220        8,138,542
                                                                         -----------      -----------
Cash and cash equivalents at end of period                               $ 7,086,184      $ 9,114,580
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                           $     7,764      $        --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Assets acquired under capital lease obligation                     $   383,182      $        --


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 in the Company's Annual Report to Shareholders as incorporated in the Company's Form 10-K for the year ended December 31, 1999.

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

Diluted loss per share for the three months ended March 31, 2000 and 1999 does not include common stock equivalents of 1,184,967 and 824,971, respectively, as their effect would be antidilutive.

3.  DISCONTINUED OPERATIONS

On June 10, 1998, the Company announced its intention to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. On December 24, 1998, the Company completed the sale of its healthcare provider software business. As consideration for the sale, the Company received $1.5 million, including $200,000 during the first quarter of 1999, all of which was recorded as gain on disposal of discontinued operations. The Company has retained certain liabilities related to the software segment including certain amounts due under customer contracts and other liabilities related to the disposal of the segment, which totaled $1.17 million at March 31, 2000.

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

The Division of Enforcement of the Securities and Exchange Commission (the "Commission") began an investigation of the Company on March 27, 1997, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the Commission and its investigation. There can be no assurance that any order, decree or other action issued or taken by the Commission arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

The Company and certain of the Company's directors and former officers are defendants in the declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiff's request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The District Court held that the Company's directors' and officers' insurance policies cover claims related to the Company's pending federal securities actions and the investigation by the Commission. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. The Company intends to respond to this appeal vigorously. There can be no assurance that any decision by the Minnesota Court of Appeals arising out of this appeal will not have a material adverse effect on the Company or its business.

6.  SEGMENT REPORTING INFORMATION

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance. The Company has four segments reportable under the guidelines of SFAS No. 131: the Company's clinical monitoring services group, a start-up operation formed in the second quarter of 1998; data management and biostatistical services group, a start-up operation formed in the fourth quarter of 1998; regulatory consulting services group; and the Company's corporate operating function.

The Company's operating segment disclosures are as follows:

                                            CLINICAL          DATA
                                           MONITORING      MANAGEMENT     REGULATORY
                                            SERVICES        SERVICES      CONSULTING        CORPORATE      CONSOLIDATED
                                            --------        --------      ----------        ---------      ------------
THREE MONTHS ENDED MARCH 31, 2000
---------------------------------
Revenue                                     $ 537,816     $   615,461     $ 1,635,786      $        --      $ 2,789,063
Income (loss) from continuing operations      (83,490)       (317,263)        198,479         (643,783)        (846,057)
Segment assets                                624,762       1,436,164       2,413,230        7,748,997       12,223,153

THREE MONTHS ENDED MARCH 31, 1999
---------------------------------
Revenue                                     $  52,132     $   198,044     $ 1,682,686      $        --      $ 1,932,862
Loss from continuing operations              (347,146)       (320,235)        (80,681)        (450,466)      (1,198,528)
Segment assets                                320,160         841,097       2,177,764       13,111,668       16,450,689


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers.

On June 10, 1998, the Company announced its intention to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. On December 24, 1998, the Company completed the sale of its healthcare provider software business. As consideration for the sale, the Company received $1.5 million, including $200,000 during the first quarter of 1999, all of which was recorded as gain on disposal of discontinued operations. The Company has retained certain liabilities related to the software segment including certain amounts due under customer contracts and other liabilities related to the disposal of the segment, which totaled $1.17 million at March 31, 2000.

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

As of March 31, 2000, the Company had a backlog of projects for clinical studies management, clinical monitoring staffing and data management with an aggregate contract value of approximately $5.6 million. Potential cancellation, delay or change in the scope of projects may affect the value of the Company's backlog.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

The Company incurred a net loss of $846,000, or $0.27 per diluted share, for the three months ended March 31, 2000 as compared to a net loss of $999,000, or $0.32 per diluted share, for the year earlier period. The 2000 results consist solely of a loss from continuing operations of $846,000, or $0.27 per diluted share. The 1999 results include a loss from continuing operations of $1.20 million, or $0.38 per diluted share and a gain on disposal of discontinued operations of $200,000, or $0.06 per diluted share.

Continuing Operations. Revenue from continuing operations for the three months ended March 31, 2000 was $2.79 million compared to $1.93 million for the year earlier period, an increase of 44.3%. This increase in revenue is attributed primarily to increased volume of services performed related to the Company's expanded service capabilities. However, given the Company's current size, management believes that fluctuations in the timing of new business may impact revenue growth rates on a quarterly basis.

Cost of sales were $1.96 million for the 2000 period, or 70.2% of revenue, compared to $1.37 million for the 1999 period, or 71.1% of revenue. This decrease in cost of sales as a percentage of revenue is primarily the result of increased utilization of client service personnel. Further improvement in cost of sales as a percentage of revenue will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $1.78 million, or 63.7% of revenue, for the 2000 period compared to $1.93 million, or 99.7% of revenue, for the 1999 period. This decrease in general and administrative expenses as a percentage of revenue is primarily due to a higher volume of business during the 2000 period.

Interest income net of interest expense for the 2000 period was $99,000 compared to $170,000 for the 1999 period. The decrease is due to the Company's cash and cash equivalents balance, including restricted funds and short-term investments, which decreased to $7.64 million at March 31, 2000 from $13.20 million at March 31, 1999, due to losses incurred related to the Company's continuing and discontinued operations, as well as capital expenditures.

Discontinued Operations. Discontinued operations had no effect on the results of operations for the 2000 period. The gain on disposal of discontinued operations of $200,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including restricted funds and short-term investments, totaled $7.64 million as of March 31, 2000, a decrease of $1.33 million from December 31, 1999. As of March 31, 2000, the Company had net working capital of $7.82 million, compared to $8.63 million at December 31, 1999. This decrease resulted primarily from net losses of $846,000 incurred during the three months ended March 31, 2000. Management anticipates the Company will continue to experience operating losses into 2000, and as a result, it believes working capital will continue to decline.

As of March 31, 2000, the Company had $2.52 million in accounts receivable, net of bad debt allowance, related to continuing operations compared to $1.77 million as of December 31, 1999. The Company believes its current allowance of $385,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable was 82 days at March 31, 2000 compared to 62 days at December 31, 1999. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company's mix of business related to the expanded service offerings continues to evolve.

The Company sold its healthcare provider software business effective December 24, 1998 and has collected $1.5 million in related proceeds. The Company received the final payment of $600,000 on January 31, 2000. Also related to the sale of the software business, the Company has retained certain liabilities of $1.17 million as of March 31, 2000, including certain amounts due under customer contracts and other liabilities related to the disposal of the segment.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through March 31, 2000, the Company has repurchased 439,867 shares of common stock for approximately $3.05 million. As of March 31, 2000, there were 3,129,437 shares of the Company's common stock issued and outstanding.

As of March 31, 2000, the Company had approximately $550,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases over the term of the leases, which extend to December 2002.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents of $7.64 million on hand at March 31, 2000 will be sufficient to fund its operations, capital requirements, and expansion goals through 2000. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods in or beyond 2000. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 1999 were $2.11 million and for the three months ended March 31, 2000 were $846,000. The Company had an accumulated deficit of $58.38 million as of March 31, 2000. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement and Risk Factors" included in Item 1 of the Company's Annual Report on Form 10-K, dated March 24, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and restricted funds. The Company invests its cash and cash equivalents and restricted funds in investment grade, highly liquid investments and does not believe these investments are subject to material market risks. In addition, all of the Company's transactions are conducted and accounts are denominated in U.S. dollars. Accordingly, the Company is not exposed to foreign currency risks.

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

The Company and certain of the Company's directors and former officers are defendants in the declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and seeks a declaration that there is no coverage under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, allege that the claims the Company has submitted for coverage involve matters commenced before the period covered by the policies. Additionally, the plaintiffs allege that the Commission's investigation does not constitute a proper claim under the policies. The Company believes the plaintiff's request for declaratory judgment misinterprets the Company's directors' and officers' insurance policy. On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET.AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The District Court held that the Company's directors' and officers' insurance policies cover claims related to the Company's pending federal securities actions and the investigation by the Commission. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. The Company intends to respond to this appeal vigorously. There can be no assurance that any decision by the Minnesota Court of Appeals arising out of this appeal will not have a material adverse effect on the Company or its business.

ITEM 5. OTHER INFORMATION

The Company has attached as Exhibit 99 its press release dated April 25, 2000.

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

                 3.3 Amendment to Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

                 27 Financial Data Schedule (for SEC use only) Three Months Ended March 31, 2000

                 99    Press Release dated April 25, 2000

                 (b)   Reports on Form 8-K
                         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Celeris Corporation

Date: May 8, 2000                 By: /s/ Barbara A. Cannon
                                      ---------------------
                                      Barbara A. Cannon
                                      President and Chief Executive Officer

Date: May 8, 2000                 By: /s/ Paul R. Johnson
                                      -------------------
                                      Paul R. Johnson
                                      Vice President and Chief Financial Officer