Form 10-Q
period 2000-06-30
CELERIS CORP
filed 2000-08-11
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 2000 there were 3,178,655 shares of the registrant's common stock outstanding.

                               CELERIS CORPORATION

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999 ...............    1
Condensed Consolidated Statements of Operations For the Three and Six Months
                   Ended June 30, 2000 and 1999 ...............................................    2
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2000 and 1999    3
Notes to Condensed Consolidated Financial Statements ..........................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations     6

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ..........................    9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ....................................................................    9
Item 2.  Submission of Matters to a Vote of Security Holders ..................................   10
Item 5.  Other Information ....................................................................   10
Item 6.  Exhibits and Reports on Form 8-K .....................................................   10

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to:
(1) the Company's ability to generate sufficient revenue and adequately control costs to keep increases in expenditures below revenue growth, if any, to achieve profitability and positive cash flow; (2) fluctuations in quarterly operating results as a result of commencement or completion of significant contracts and/or delays in the implementation or termination of particular clinical trials; (3) the Company's dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biotechnology companies; (4) intense competition in the market for clinical research services; (5) potential cancellation, delay or change in scope of a large client contract or multiple client contracts for clinical research services which may leave the Company with excess capacity; (6) the Company's reported backlog may not be a meaningful predictor of future revenue due to potential termination, delay or changes in scope of client contracts; (7) a material portion of the Company's future revenue is dependent on a single client; (8) challenges presented by the Company's clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (9) the Company's dependence on regulation of the pharmaceutical, medical device and biotechnology industries; (10) the possibility of adverse outcomes related to the Company's shareholder lawsuits or SEC investigation; (11) the timing of the development of the Company's Internet capabilities, and the related market acceptance thereof; and (12) risks associated with the Company's discontinued operations, including the failure to realize the Company's assumptions regarding estimated remaining liability amounts. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption "Cautionary Statement and Risk Factors," of the Company's Annual Report on Form 10-K, dated March 24, 2000. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                            ------------    ------------

       ASSETS
Current assets:
       Cash and cash equivalents                            $  5,183,995    $  7,397,220
       Restricted funds                                          559,849         545,126
       Short-term investments                                         --       1,022,847
       Accounts receivable, net of allowance of $513,000
            and $343,000, respectively                         3,412,844       1,773,678
       Other current assets                                      393,058       1,051,647
                                                            ------------    ------------
             Total current assets                              9,549,746      11,790,518

Net furniture, fixtures and equipment                          1,545,475       1,387,964
                                                            ------------    ------------
             Total assets                                   $ 11,095,221    $ 13,178,482
                                                            ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                $    807,650    $  1,067,907
       Deferred revenue and payables                             453,379         446,201
       Accrued compensation                                      155,857         452,621
       Current portion of capital lease obligation               118,176              --
       Net current liabilities of discontinued operations      1,091,209       1,195,523
                                                            ------------    ------------
             Total current liabilities                         2,626,271       3,162,252

Long-term portion of capital lease obligation                    186,311              --
COMMITMENTS AND CONTINGENCIES                                         --              --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511,111 shares
             authorized; 3,178,655 and 3,119,646 shares
                  issued and outstanding, respectively            31,787          31,196
       Additional paid-in capital                             67,623,349      67,517,873
       Accumulated deficit                                   (59,372,497)    (57,532,839)
                                                            ------------    ------------
             Total shareholders' equity                        8,282,639      10,016,230
                                                            ------------    ------------
             Total liabilities and shareholders' equity     $ 11,095,221    $ 13,178,482
                                                            ============    ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                              JUNE 30                      JUNE 30
                                                    --------------------------    --------------------------
                                                        2000           1999           2000           1999
                                                    -----------    -----------    -----------    -----------
Revenue                                             $ 2,859,191    $ 2,398,729    $ 5,648,254    $ 4,331,591
Cost of sales                                         1,896,707      1,643,681      3,854,325      3,017,078
                                                    -----------    -----------    -----------    -----------
           Gross profit                                 962,484        755,048      1,793,929      1,314,513
Selling, general and administrative expenses          2,044,008      1,930,488      3,820,946      3,858,306
                                                    -----------    -----------    -----------    -----------
           Loss from operations                      (1,081,524)    (1,175,440)    (2,027,017)    (2,543,793)
Interest income, net                                     87,923        139,028        187,359        308,853
                                                    -----------    -----------    -----------    -----------
           Loss from continuing operations             (993,601)    (1,036,412)    (1,839,658)    (2,234,940)

Discontinued operations:
      Loss from discontinued operations                      --             --             --             --
      Gain on disposal of discontinued operations            --        200,000             --        400,000
                                                    -----------    -----------    -----------    -----------
      Total discontinued operations                          --        200,000             --        400,000
                                                    -----------    -----------    -----------    -----------
           Net loss                                 $  (993,601)   $  (836,412)   $(1,839,658)   $(1,834,940)
                                                    ===========    ===========    ===========    ===========
Basic income (loss) per common share:
      Continuing operations                         $     (0.32)   $     (0.33)   $     (0.59)   $     (0.71)
      Discontinued operations                                --           0.06             --           0.13
                                                    -----------    -----------    -----------    -----------
                                                    $     (0.32)   $     (0.27)   $     (0.59)   $     (0.58)
                                                    ===========    ===========    ===========    ===========
Diluted income (loss) per common share:
      Continuing operations                         $     (0.32)   $     (0.33)   $     (0.59)   $     (0.71)
      Discontinued operations                                --           0.06             --           0.13
                                                    -----------    -----------    -----------    -----------
                                                    $     (0.32)   $     (0.27)   $     (0.59)   $     (0.58)
                                                    ===========    ===========    ===========    ===========
Weighted average shares outstanding:
       Basic                                          3,129,978      3,134,883      3,127,196      3,137,333
       Diluted                                        3,129,978      3,134,883      3,127,196      3,137,333



         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                                JUNE 30
                                                                       --------------------------
                                                                           2000           1999
                                                                       -----------    -----------
OPERATING ACTIVITIES:
   Net loss                                                            $(1,839,658)   $(1,834,940)
   Adjustments to reconcile net loss to net cash
       used in continuing operating activities:
       Depreciation                                                        301,511        216,733
       Provision for bad debts                                             113,020         92,264
       Gain on disposal of discontinued operations                              --       (400,000)
       Value of options issued for consulting services                          --         21,225

   Changes in operating assets and liabilities:
       Accounts receivable                                              (1,752,186)      (857,546)
       Other current assets                                                672,137         10,611
       Accounts payable and accrued expenses                              (260,257)       268,452
       Deferred revenue and payables                                         7,178        108,383
       Accrued compensation                                               (296,764)        56,102
                                                                       -----------    -----------
             Net cash used in continuing operating activities           (3,055,019)    (2,318,716)

INVESTING ACTIVITIES:
   Increase in restricted funds                                            (14,723)            --
   Sales and maturities of short-term investments                        1,022,847      4,046,835
   Purchases of furniture, fixtures and equipment                         (112,791)      (534,149)
                                                                       -----------    -----------
             Net cash provided by investing activities                     895,333      3,512,686

FINANCING ACTIVITIES:
   Principal payments on capital lease obligation                          (55,292)            --
   Repurchase of common stock                                                   --       (140,418)
   Net proceeds from issuance of common stock                              106,066             --
                                                                       -----------    -----------
            Net cash provided by (used in) financing activities             50,774       (140,418)
Cash used in discontinued operations                                      (104,313)    (1,848,973)
                                                                       -----------    -----------
Decrease in cash and cash equivalents                                   (2,213,225)      (795,421)
Cash and cash equivalents at beginning of period                         7,397,220      8,138,542
                                                                       -----------    -----------
Cash and cash equivalents at end of period                             $ 5,183,995    $ 7,343,121
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                         $    14,918    $        --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Assets acquired under capital lease obligation                   $   383,182    $        --


         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 in the Company's Annual Report to Shareholders as incorporated in the Company's Form 10-K for the year ended December 31, 1999.

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

Diluted loss per share for the three months and six months ended June 30, 2000 and 1999 does not include common stock equivalents of 1,159,761 and 850,256, respectively, as their effect would be antidilutive.

3. DISCONTINUED OPERATIONS

On June 10, 1998, the Company announced its intention to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. On December 24, 1998, the Company completed the sale of its healthcare provider software business. As consideration for the sale, the Company received $1.5 million, including $200,000 during the first quarter of 1999 and $200,000 during the second quarter of 1999, all of which was recorded as gain on disposal of discontinued operations. The Company has retained certain liabilities related to the software segment including certain amounts due under customer contracts and other liabilities related to the disposal of the segment, which totaled approximately $1.09 million at June 30, 2000.

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

The Company and certain of the Company's directors and former officers were defendants in the declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and sought a declaration that no coverage was available under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, alleged that the claims the Company submitted for coverage involved matters commenced before the period covered by the policies. Additionally, the plaintiffs alleged that the Commission's investigation did not constitute a proper claim under the policies. On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The District Court held that the Company's directors' and officers' insurance policies covered claims related to the Company's pending federal securities actions and the investigation by the Commission. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. On May 16, 2000, the Minnesota Court of Appeals issued an opinion reversing the District Court's decision, concluding that the coverage under the policies is barred by the policies' retroactive date exclusion. The Company promptly petitioned the Minnesota Supreme Court for a review of the appellate court decision, but on July 25, 2000, the Supreme Court denied the Company's petition. There are no further appeals available to the Company in seeking coverage under the Company's directors' and officers' insurance policies. There can be no assurance that any judgment, order or decree against the Company arising out of the pending federal securities actions or the investigation by the Commission will not have a material adverse effect on the Company or its business.

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

The Company's operating segment disclosures are as follows:

                                            CLINICAL          DATA
                                           MONITORING      MANAGEMENT    REGULATORY
                                            SERVICES        SERVICES     CONSULTING      CORPORATE      CONSOLIDATED
                                           -----------    -----------    -----------    ------------    ------------
THREE MONTHS ENDED JUNE 30, 2000
--------------------------------
Revenue                                    $   526,929    $   715,871    $ 1,616,391    $         --    $  2,859,191
Income (loss) from continuing operations       (88,224)      (309,271)       246,184        (842,290)       (993,601)
Segment assets                                 546,263      1,561,113      3,157,953       5,829,892      11,095,221

THREE MONTHS ENDED JUNE 30, 1999
--------------------------------
Revenue                                    $   125,839    $   421,542    $ 1,851,348    $         --    $  2,398,729
Loss from continuing operations               (301,163)      (173,792)       (50,505)       (510,952)     (1,036,412)
Segment assets                                 386,126        927,206      2,569,166      10,464,766      14,347,264

SIX MONTHS ENDED JUNE 30, 2000
------------------------------
Revenue                                    $ 1,064,745    $ 1,331,332    $ 3,252,177    $         --    $  5,648,254
Income (loss) from continuing operations      (171,714)      (626,534)       444,663      (1,486,073)     (1,839,658)
Segment assets                                 546,263      1,561,113      3,157,953       5,829,892      11,095,221

SIX MONTHS ENDED JUNE 30, 1999
------------------------------
Revenue                                    $   177,971    $   619,586    $ 3,534,034    $         --    $  4,331,591
Loss from continuing operations               (648,309)      (494,027)      (131,186)       (961,418)     (2,234,940)
Segment assets                                 386,126        927,206      2,569,166      10,464,766      14,347,264


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers.

On June 10, 1998, the Company announced its intention to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. On December 24, 1998, the Company completed the sale of its healthcare provider software business. As consideration for the sale, the Company received $1.5 million, including $200,000 during the first quarter of 1999 and $200,000 during the second quarter of 1999, all of which was recorded as gain on disposal of discontinued operations. The Company has retained certain liabilities related to the software segment including certain amounts due under customer contracts and other liabilities related to the disposal of the segment, which totaled approximately $1.09 million at June 30, 2000.

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

As of June 30, 2000, the Company had a backlog of projects for clinical studies management, clinical monitoring staffing and data management with an aggregate contract value of approximately $4.5 million. This backlog is in addition to the Company's regulatory consulting business, which has historically generated approximately $1.0 million in revenue per quarter. Potential cancellation, delay or change in the scope of projects may affect the value of the Company's backlog.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

The Company incurred a net loss of $994,000, or $0.32 per diluted share, for the three months ended June 30, 2000 as compared to a net loss of $836,000, or $0.27 per diluted share, for the year earlier period. The 2000 results consist solely of a loss from continuing operations of $994,000, or $0.32 per diluted share. The 1999 results include a loss from continuing operations of $1.04 million, or $0.33 per diluted share and a gain on disposal of discontinued operations of $200,000 or $0.06 per diluted share.

Continuing Operations. Revenue from continuing operations for the three months ended June 30, 2000 was $2.86 million compared to $2.40 million for the year earlier period, an increase of 19.2%. This increase in revenue is attributed primarily to increased volume of services performed related to the Company's expanded service capabilities. However, given the Company's current size, management believes that fluctuations in the timing of new business may impact revenue growth rates on a quarterly basis.

Cost of sales were $1.90 million for the 2000 period, or 66.3% of revenue, compared to $1.64 million for the 1999 period, or 68.5% of revenue. This decrease in cost of sales as a percentage of revenue is primarily the result of increased utilization of client service personnel. Further improvement in cost of sales as a percentage of revenue will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $2.04 million, or 71.5% of revenue, for the 2000 period compared to $1.93 million, or 80.5% of revenue, for the 1999 period. This decrease in general and administrative expenses as a percentage of revenue is primarily due to a higher volume of business during the 2000 period.

Interest income net of interest expense for the 2000 period was $88,000 compared to $139,000 for the 1999 period. The decrease is due to the Company's cash and cash equivalents balance, including restricted funds and short-term investments, which decreased to $5.74 million at June 30, 2000 from $10.38 million at June 30, 1999, due to losses incurred related to the Company's continuing operations, as well as capital expenditures and cash used in discontinued operations.

Discontinued Operations. Discontinued operations had no effect on the results of operations for the 2000 period. The gain on disposal of discontinued operations of $200,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

The Company incurred a net loss of $1.84 million, or $0.59 per diluted share, for the six months ended June 30, 2000 as compared to a net loss of $1.83 million, or $.058 per diluted share, for the year earlier period. The 2000 results consist solely of a loss from continuing operations of $1.84 million, or $0.59 per diluted share. The 1999 results include a loss from continuing operations of $2.23 million, or $0.71 per diluted share and a gain on disposal of discontinued operations of $400,000 or $0.13 per diluted share.

Continuing Operations. Revenue from continuing operations for the six months ended June 30, 2000 was $5.65 million compared to $4.33 million for the year earlier period, an increase of 30.4%. This increase in revenue is attributed primarily to increased volume of services performed related to the Company's expanded service capabilities. However, given the Company's current size, management believes that fluctuations in the timing of new business may impact revenue growth rates on a quarterly basis.

Cost of sales were $3.85 million for the 2000 period, or 68.2% of revenue, compared to $3.02 million for the 1999 period, or 69.7% of revenue. This decrease in cost of sales as a percentage of revenue is primarily the result of increased utilization of client service personnel. Further improvement in cost of sales as a percentage of revenue will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $3.82 million, or 67.6% of revenue, for the 2000 period compared to $3.86 million, or 89.1% of revenue, for the 1999 period. This decrease in general and administrative expenses as a percentage of revenue is primarily due to a higher volume of business during the 2000 period.

Interest income net of interest expense for the 2000 period was $187,000 compared to $309,000 for the 1999 period. The decrease is due to the Company's cash and cash equivalents balance, including restricted funds and short-term investments, which decreased to $5.74 million at June 30, 2000 from $10.38 million at June 30, 1999, due to losses incurred related to the Company's continuing operations, as well as capital expenditures and cash used in discontinued operations.

Discontinued Operations. Discontinued operations had no effect on the results of operations for the 2000 period. The gain on disposal of discontinued operations of $400,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including restricted funds and short-term investments, totaled $5.74 million as of June 30, 2000, a decrease of $3.22 million from December 31, 1999. As of June 30, 2000, the Company had net working capital of $6.92 million, compared to $8.63 million at December 31, 1999. This decrease resulted primarily from net losses of $1.84 million incurred during the six months ended June 30, 2000. Management anticipates the Company will continue to experience operating losses through 2000, and as a result, it believes working capital will continue to decline.

As of June 30, 2000, the Company had $3.41 million in accounts receivable, net of bad debt allowance, compared to $1.77 million as of December 31, 1999. The Company believes its current allowance of $513,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable was 109 days at June 30, 2000 compared to 62 days at December 31, 1999. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company's mix of business related to the expanded service offerings continues to evolve.

The Company sold its healthcare provider software business effective December 24, 1998 and has collected $1.5 million in related proceeds. The Company received the final payment of $600,000 on January 31, 2000. Also related to the sale of the software business, the Company has retained certain liabilities of $1.09 million as of June 30, 2000, including certain amounts due under customer contracts and other liabilities related to the disposal of the segment.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through June 30, 2000, the Company has repurchased 439,867 shares of common stock for approximately $3.05 million. As of June 30, 2000, there were 3,178,655 shares of the Company's common stock issued and outstanding.

As of June 30, 2000, the Company had approximately $560,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases over the term of the leases, which extend to December 2002.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including restricted funds, of $5.74 million on hand at June 30, 2000 will be sufficient to fund its operations, capital requirements, and expansion goals through 2000. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods in or beyond 2000. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 1999 were $2.11 million and for the six months ended June 30, 2000 were $1.84 million. The Company had an accumulated deficit of $59.37 million as of June 30, 2000. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement and Risk Factors" included in Item 1 of the Company's Annual Report on Form 10-K, dated March 24, 2000.

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

The Company and certain of the Company's directors and former officers were defendants in the declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and sought a declaration that no coverage was available under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, alleged that the claims the Company submitted for coverage involved matters commenced before the period covered by the policies. Additionally, the plaintiffs alleged that the Commission's investigation did not constitute a proper claim under the policies. On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET. AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET. AL. The District Court held that the Company's directors' and officers' insurance policies covered claims related to the Company's pending federal securities actions and the investigation by the Commission. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. On May 16, 2000, the Minnesota Court of Appeals issued an opinion reversing the District Court's decision, concluding that the coverage under the policies is barred by the policies' retroactive date exclusion. The Company promptly petitioned the Minnesota Supreme Court for a review of the appellate court decision, but on July 25, 2000, the Supreme Court denied the Company's petition. There are no further appeals available to the Company in seeking coverage under the Company's directors' and officers' insurance policies. There can be no assurance that any judgment, order or decree against the Company arising out of the pending federal securities actions or the investigation by the Commission will not have a material adverse effect on the Company or its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on April 27, 2000. There were 3,129,437 shares of common stock outstanding and entitled to vote at the annual meeting, and a total of 2,557,703 were represented at the meeting. Matters voted on were the following:

1.       Proposal to elect six directors, each for a one year term:

                                          For       Withhold Authority

         Barbara A. Cannon             2,201,936         355,767
         W. Hudson Connery, Jr         2,204,688         353,015
         Richard B. Fontaine           2,205,054         352,649
         Peter T. Garahan              2,205,428         352,275
         John M. Nehra                 2,207,387         350,316
         Andre G. Pernet, Ph.D         2,205,120         352,583

2. Proposal to approve the fifth amendment to the Celeris Corporation Stock Option Plan of 1993:

         For                        1,073,580
         Against                      400,397
         Abstain                        8,907
         Broker Non-Vote            1,074,891

3.       Proposal to adopt and ratify the Celeris Corporation 2000 Stock Option
         Plan:

         For                        1,303,747
         Against                      167,005
         Abstain                       12,060
         Broker Non-Vote            1,074,891

ITEM 5. OTHER INFORMATION

The Company has attached as Exhibits 99.1 and 99.2 its press releases dated May 17, 2000 and July 26, 2000, respectively.

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

         3.3 Amendment to Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

         27.1 Financial Data Schedule (for SEC use only) - Six Months Ended June 30, 2000

         99.1     Press Release dated May 17, 2000

         99.2     Press Release dated July 26, 2000

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Celeris Corporation



Date: August 11, 2000               By: /s/ Barbara A. Cannon
                                        ----------------------------------------
                                        Barbara A. Cannon
                                        President and Chief Executive Officer



Date: August 11, 2000               By: /s/ Paul R. Johnson
                                        ----------------------------------------
                                        Paul R. Johnson
                                        Vice President and Chief Financial
                                        Officer