Form 10-Q
period 2000-09-30
CELERIS CORP
filed 2000-11-13
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of November 9, 2000 there were 3,278,655 shares of the registrant's common stock outstanding.

                               CELERIS CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2000
     and December 31, 1999....................................................1
Condensed Consolidated Statements of Operations For the Three
     and Nine Months Ended September 30, 2000 and 1999........................2
Condensed Consolidated Statements of Cash Flows For the Nine
     Months Ended September 30, 2000 and 1999.................................3
Notes to Condensed Consolidated Financial Statements..........................4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................6

Item 3.  Quantitative and Qualitative Disclosures About Market Risks .........9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................9
Item 5.  Other Information ...................................................10
Item 6.  Exhibits and Reports on Form 8-K ....................................10


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

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

    CELERIS CORPORATION AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,       DECEMBER 31,
                                                                      2000                1999
                                                                  -------------       ------------
           ASSETS
    Current assets:
           Cash and cash equivalents                               $  5,615,653       $  7,397,220
           Restricted funds                                             502,167            545,126
           Short-term investments                                          --            1,022,847
           Accounts receivable, net of allowance of
                $316,000 and $343,000, respectively                   2,360,332          1,773,678
           Other current assets                                         329,468          1,051,647
                                                                   ------------       ------------
                 Total current assets                                 8,807,620         11,790,518

    Net furniture, fixtures and equipment                             1,453,659          1,387,964
                                                                   ------------       ------------
                 Total assets                                      $ 10,261,279       $ 13,178,482
                                                                   ============       ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
           Accounts payable and accrued expenses                   $    636,450       $  1,067,907
           Deferred revenue and payables                                584,855            446,201
           Accrued compensation                                         444,425            452,621
           Current portion of capital lease obligation                  120,812               --
           Net current liabilities of discontinued operations           994,682          1,195,523
                                                                   ------------       ------------
                 Total current liabilities                            2,781,224          3,162,252

    Long-term portion of capital lease obligation                       155,101               --

    COMMITMENTS AND CONTINGENCIES                                          --                 --

    SHAREHOLDERS' EQUITY:
           Common stock, $.01 par value - 13,511,111 shares
                 authorized; 3,178,655 and 3,119,646 shares
                 issued and outstanding, respectively                    31,787             31,196
           Additional paid-in capital                                67,623,349         67,517,873
           Accumulated deficit                                      (60,330,182)       (57,532,839)
                                                                   ------------       ------------
                 Total shareholders' equity                           7,324,954         10,016,230
                                                                   ------------       ------------
                 Total liabilities and shareholders' equity        $ 10,261,279       $ 13,178,482
                                                                   ============       ============




         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                        FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30                       SEPTEMBER 30
                                                       -----------------------------      ------------------------------
                                                           2000              1999             2000              1999
                                                       -----------       -----------       -----------       -----------

Revenue                                                $ 2,377,121       $ 2,300,558       $ 8,025,375       $ 6,632,149
Cost of sales                                            1,800,918         1,487,531         5,655,243         4,504,609
                                                       -----------       -----------       -----------       -----------
           Gross profit                                    576,203           813,027         2,370,132         2,127,540
Selling, general and administrative expenses             1,613,716         1,848,200         5,434,662         5,706,506
                                                       -----------       -----------       -----------       -----------
           Loss from operations                         (1,037,513)       (1,035,173)       (3,064,530)       (3,578,966)
Interest income, net                                        79,828           114,845           267,187           423,698
                                                       -----------       -----------       -----------       -----------
           Loss from continuing operations                (957,685)         (920,328)       (2,797,343)       (3,155,268)

Discontinued operations:
      Loss from discontinued operations                       --                --                --                --
      Gain on disposal of discontinued operations             --              75,000              --             475,000
                                                       -----------       -----------       -----------       -----------
      Total discontinued operations                           --              75,000              --             475,000
                                                       -----------       -----------       -----------       -----------
           Net loss                                    $  (957,685)      $  (845,328)      $(2,797,343)      $(2,680,268)
                                                       ===========       ===========       ===========       ===========

Basic income (loss) per common share:
      Continuing operations                            $     (0.30)      $     (0.29)      $     (0.89)      $     (1.01)
      Discontinued operations                                 --                0.02              --                0.15
                                                       -----------       -----------       -----------       -----------
                                                       $     (0.30)      $     (0.27)      $     (0.89)      $     (0.86)
                                                       ===========       ===========       ===========       ===========

Diluted income (loss) per common share:
      Continuing operations                            $     (0.30)      $     (0.29)      $     (0.89)      $     (1.01)
      Discontinued operations                                 --                0.02              --                0.15
                                                       -----------       -----------       -----------       -----------
                                                       $     (0.30)      $     (0.27)      $     (0.89)      $     (0.86)
                                                       ===========       ===========       ===========       ===========

Weighted average shares outstanding:
      Basic                                              3,178,655         3,092,350         3,144,474         3,122,174
      Diluted                                            3,178,655         3,092,350         3,144,474         3,122,174




         The accompanying notes are an integral part of these condensed consolidated financial statements.

   CELERIS CORPORATION AND SUBSIDIARIES
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
   (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                       ------------------------------
                                                                            2000             1999
                                                                        -----------       -----------
   OPERATING ACTIVITIES:
      Net loss                                                          $(2,797,343)      $(2,680,268)
      Adjustments to reconcile net loss to net cash
          used in continuing operating activities:
          Depreciation                                                      479,127           329,536
          Provision for bad debts                                           160,502           142,200
          Loss (gain) on disposal of discontinued operations                   --            (475,000)
          Value of options issued for consulting services                      --              26,938

      Changes in operating assets and liabilities:
          Accounts receivable                                              (747,156)         (590,254)
          Other current assets                                              735,727             7,015
          Accounts payable and accrued expenses                            (431,457)           71,238
          Deferred revenue and payables                                     138,654           133,403
          Accrued compensation                                               (8,196)           88,359
                                                                        -----------       -----------
                Net cash used in continuing operating activities         (2,470,142)       (2,946,833)

   INVESTING ACTIVITIES:
      Decrease in restricted funds                                           42,959              --
      Sales and maturities of short-term investments                      1,022,847         4,032,208
      Purchases of furniture, fixtures and equipment                       (198,590)         (701,618)
                                                                        -----------       -----------
                Net cash provided by investing activities                   867,216         3,330,590

   FINANCING ACTIVITIES:
      Principal payments on capital lease obligation                        (83,866)             --
      Repurchase of common stock                                               --            (196,913)
      Net proceeds from issuance of common stock                            106,066            36,343
                                                                        -----------       -----------
               Net cash provided by (used in) financing activities           22,200          (160,570)
   Cash used in discontinued operations                                    (200,841)       (1,989,469)
                                                                        -----------       -----------
   Decrease in cash and cash equivalents                                 (1,781,567)       (1,766,282)
   Cash and cash equivalents at beginning of period                       7,397,220         8,138,542
                                                                        -----------       -----------
   Cash and cash equivalents at end of period                           $ 5,615,653       $ 6,372,260
                                                                        ===========       ===========

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for interest                       $    21,448       $      --

   SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
      ACTIVITIES:
         Assets acquired under capital lease obligation                 $   383,182       $      --



         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three and nine month periods are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 1999 in the Company's Annual Report to Shareholders as incorporated in the Company's Form 10-K for the year ended December 31, 1999.

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

Diluted loss per share for the three months and nine months ended September 30, 2000 and 1999 does not include common stock equivalents of 1,113,518 and 604,136, respectively, as their effect would be anti-dilutive.

3. DISCONTINUED OPERATIONS

On June 10, 1998, the Company announced its intention to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. On December 24, 1998, the Company completed the sale of its healthcare provider software business. As consideration for the sale, the Company received $1.5 million, including $200,000 during the first quarter of 1999, $200,000 during the second quarter of 1999 and $75,000 during the third quarter of 1999, all of which was recorded as gain on disposal of discontinued operations. The Company has retained certain liabilities related to the software segment including certain amounts due under customer contracts and other liabilities related to the disposal of the segment, which totaled approximately $995,000 at September 30, 2000.

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

5. CONTINGENCIES

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5,
Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF

LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under
Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The actions do not state the monetary damages that are being sought at this time. On October 4, 2000, the Company announced it agreed to fully settle its outstanding securities litigation, including both IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION and TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET AL. (the "settlement"). The settlement terms include $750,000 cash, 100,000 shares of common stock, and warrants to purchase 500,000 shares of common stock at $4.00 per share over the next five years. Based on the price of the Company's common stock and the fair value of the warrants on October 4, 2000, the settlement is valued at approximately $1.83 million. The Company anticipates recording a loss on disposal of discontinued operations in the quarter ended December 31, 2000 related to the settlement. The settlement has been preliminarily approved by the United States District Court in Minnesota and, following notice to class members, the settlement is subject to final approval by the United States District Court and a fairness hearing scheduled for January 5, 2001. There can be no assurance the settlement will receive final approval. If the settlement does not receive final approval, there can be no assurance that any judgment, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

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

The Company and certain of the Company's directors and former officers were defendants in the declaratory relief action, DAVID FOSTER ET AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and sought a declaration that no coverage was available under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, alleged that the claims the Company submitted for coverage involved matters commenced before the period covered by the policies. Additionally, the plaintiffs alleged that the Commission's investigation did not constitute a proper claim under the policies. On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET AL. The District Court held that the Company's directors' and officers' insurance policies covered claims related to the Company's pending federal securities actions and the investigation by the Commission. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. On May 16, 2000, the Minnesota Court of Appeals issued an opinion reversing the District Court's decision, concluding that the coverage under the policies is barred by the policies' retroactive date exclusion. The Company promptly petitioned the Minnesota Supreme Court for a review of the appellate court decision, but on July 25, 2000, the Supreme Court denied the Company's petition. There are no further appeals available to the Company in seeking coverage under the Company's directors' and officers' insurance policies. There can be no assurance that any judgment, order or decree against the Company arising out of the pending federal securities actions or the investigation by the Commission will not have a material adverse effect on the Company or its business.

6. SEGMENT REPORTING INFORMATION

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance. The Company has four segments reportable under the guidelines of SFAS No. 131: the Company's clinical monitoring services group, a start-up operation formed in the second quarter of 1998; data management and biostatistical services group, a start-up operation formed in the fourth quarter of 1998; regulatory consulting services group; and the Company's corporate operating function.

The Company's operating segment disclosures are as follows:


                                                 CLINICAL           DATA
                                                MONITORING       MANAGEMENT       REGULATORY
                                                 SERVICES         SERVICES        CONSULTING         CORPORATE        CONSOLIDATED
                                                 --------         --------        ----------         ---------        ------------

THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue                                       $   625,506       $   741,142       $ 1,010,473       $      --         $  2,377,121
Loss from continuing operations                   (23,499)         (139,248)         (246,412)         (548,526)          (957,685)
Segment assets                                    716,926         1,276,055         2,010,651         6,257,647         10,261,279

THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenue                                       $   125,615       $   596,642       $ 1,578,301       $      --         $  2,300,558
Income (loss) from continuing operations         (362,343)          (60,690)           10,341          (507,636)          (920,328)
Segment assets                                    337,801           967,413         2,462,873         9,363,977         13,132,064

NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenue                                       $ 1,690,251       $ 2,072,474       $ 4,262,650       $      --         $  8,025,375
Income (loss) from continuing operations         (195,213)         (765,782)          198,251        (2,034,599)        (2,797,343)
Segment assets                                    716,926         1,276,055         2,010,651         6,257,647         10,261,279

NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenue                                       $   303,586       $ 1,216,228       $ 5,112,335       $      --         $  6,632,149
Loss from continuing operations                (1,010,652)         (554,717)         (120,845)       (1,469,054)        (3,155,268)
Segment assets                                    337,801           967,413         2,462,873         9,363,977         13,132,064



7. NEWLY ISSUED ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", effective, as amended, for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. The Company will adopt the provisions of SFAS No. 133 effective January 1, 2001 and anticipates the effects of SFAS No. 133 will not be material to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers.

On June 10, 1998, the Company announced its intention to transition out of the healthcare provider software market and focus its resources on its clinical research services segment. The financial position and results of operations of the healthcare provider software segment are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. On December 24, 1998, the Company completed the sale of its healthcare provider software business. As consideration for the sale, the Company received $1.5 million, including $200,000 during the first quarter of 1999, $200,000 during the second quarter of 1999 and $75,000 during the third quarter of 1999, all of which was recorded as gain on disposal of discontinued operations. The Company has retained certain liabilities related to the software segment including certain amounts due under customer contracts and other liabilities related to the disposal of the segment, which totaled approximately $995,000 at September 30, 2000.

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

As of September 30, 2000, the Company had a backlog of projects for clinical studies management, clinical monitoring staffing and data management with an aggregate contract value of approximately $4.16 million. Potential cancellation, delay or change in the scope of projects may affect the value of the Company's backlog.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

The Company incurred a net loss of $958,000, or $0.30 per diluted share, for the three months ended September 30, 2000 as compared to a net loss of $845,000, or $0.27 per diluted share, for the year earlier period. The 2000 results consist solely of a loss from continuing operations of $958,000, or $0.30 per diluted share. The 1999 results include a loss from continuing operations of $920,000, or $0.29 per diluted share and a gain on disposal of discontinued operations of $75,000 or $0.02 per diluted share.

Continuing Operations. Revenue from continuing operations for the three months ended September 30, 2000 was $2.38 million compared to $2.30 million for the year earlier period, an increase of 3.3%. Given the Company's current size, management believes that fluctuations in the timing of new business may impact revenue growth rates on a quarterly basis.

Cost of sales were $1.80 million for the 2000 period, or 75.8% of revenue, compared to $1.49 million for the 1999 period, or 64.7% of revenue. This increase in cost of sales as a percentage of revenue is primarily the result of decreased utilization of client service personnel. Improvement in cost of sales as a percentage of revenue will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $1.61 million, or 67.9% of revenue, for the 2000 period compared to $1.85 million, or 80.3% of revenue, for the 1999 period. While the Company's general and administrative costs have generally declined over the last several quarters, both in real dollars and as a percentage of revenue, management believes costs are likely to remain in this range in the near future.

Interest income net of interest expense for the 2000 period was $80,000 compared to $115,000 for the 1999 period. The decrease is due to the Company's cash and cash equivalents balance, including restricted funds and short-term investments, which decreased to $6.12 million at September 30, 2000 from $9.42 million at September 30, 1999, due to losses incurred related to the Company's continuing operations, as well as capital expenditures and cash used in discontinued operations.

Discontinued Operations. The gain on disposal of discontinued operations of $75,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

The Company incurred a net loss of $2.80 million, or $0.89 per diluted share, for the nine months ended September 30, 2000 as compared to a net loss of $2.68 million, or $0.86 per diluted share, for the year earlier period. The 2000 results consist solely of a loss from continuing operations of $2.80 million, or $0.89 per diluted share. The 1999 results include a loss from continuing operations of $3.16 million, or $1.01 per diluted share and a gain on disposal of discontinued operations of $475,000 or $0.15 per diluted share.

Continuing Operations. Revenue from continuing operations for the nine months ended September 30, 2000 was $8.03 million compared to $6.63 million for the year earlier period, an increase of 21.0%. This increase in revenue is attributed primarily to increased volume of services performed related to the Company's expanded service capabilities. However, given the Company's current size, management believes that fluctuations in the timing of new business may impact revenue growth rates on a quarterly basis.

Cost of sales were $5.66 million for the 2000 period, or 70.5% of revenue, compared to $4.50 million for the 1999 period, or 67.9% of revenue. This increase in cost of sales as a percentage of revenue is primarily the result of decreased utilization of client service personnel. Improvement in cost of sales as a percentage of revenue will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $5.43 million, or 67.7% of revenue, for the 2000 period compared to $5.71 million, or 86.0% of revenue, for the 1999 period. This decrease in general and administrative expenses as a percentage of revenue is primarily due to a higher volume of business during the 2000 period.

Interest income net of interest expense for the 2000 period was $267,000 compared to $424,000 for the 1999 period. The decrease is due to the Company's cash and cash equivalents balance, including restricted funds and short-term investments, which decreased to $6.12 million at September 30, 2000 from $9.42 million at September 30, 1999, due to losses incurred related to the Company's continuing operations, as well as capital expenditures and cash used in discontinued operations.

Discontinued Operations. The gain on disposal of discontinued operations of $475,000 in the 1999 period represents cash received from the sale of the assets of the discontinued healthcare provider software segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including restricted funds and short-term investments, totaled $6.12 million as of September 30, 2000, a decrease of $2.85 million from December 31, 1999. As of September 30, 2000, the Company had net working capital of $6.03 million, compared to $8.63 million at December 31, 1999. This decrease resulted primarily from net losses of $2.80 million incurred during the nine months ended September 30, 2000. Management anticipates the Company will continue to experience operating losses through 2000, and as a result, it believes working capital will continue to decline.

As of September 30, 2000, the Company had $2.36 million in accounts receivable, net of bad debt allowance, compared to $1.77 million as of December 31, 1999. The Company believes its current allowance of $316,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable was 91 days at September 30, 2000 compared to 62 days at December 31, 1999. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company's mix of business related to the expanded service offerings continues to evolve.

The Company sold its healthcare provider software business effective December 24, 1998 and has collected $1.5 million in related proceeds. The Company received the final payment of $600,000 on January 31, 2000. Also related to the sale of the software business, the Company has retained certain liabilities of $995,000 as of September 30, 2000, including certain amounts due under customer contracts and other liabilities related to the disposal of the segment.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through September 30, 2000, the Company has repurchased 439,867 shares of common stock for approximately $3.05 million. As of September 30, 2000, there were 3,178,655 shares of the Company's common stock issued and outstanding.

As of September 30, 2000, the Company had approximately $502,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases over the term of the leases, which extend to December 2002.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including restricted funds, of $6.12 million on hand at September 30, 2000 will be sufficient to fund its operations, capital requirements, and expansion goals through 2000. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods beyond 2000. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 1999 were $2.11 million and for the nine months ended September 30, 2000 were $2.80 million. The Company had an accumulated deficit of $60.33 million as of September 30, 2000. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement and Risk Factors" included in Item 1 of the Company's Annual Report on Form 10-K, dated March 24, 2000.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION, a consolidated federal court securities action venued in the United States District Court, District of Minnesota. The putative class action was filed on March 10, 1997 and alleges violations of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5,
Section 20(a) of the Exchange Act, Section 11 of the Securities Act of 1933, as amended (the "Securities Act"), and Section 15 of the Securities Act. The Company is also a defendant in a federal court securities action captioned TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET AL. The Teachers' Retirement action was filed on April 16, 1997 in the United States District Court, District of Minnesota and is not a class action. In addition to the claims alleged in the consolidated action, the Teachers' Retirement complaint alleges a claim under Section 18(a) of the Exchange Act, common law fraud, and negligent misrepresentation. Each action alleges, in essence, that the Company made misleading public disclosures relating to its financial statements and seeks compensatory damages for losses incurred as a result of each alleged misleading public disclosure. As to federal securities law claims, both actions are subject to the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). The actions do not state the monetary damages that are being sought at this time. On October 4, 2000, the Company announced it agreed to fully settle its outstanding securities litigation, including IN RE SUMMIT MEDICAL SYSTEMS, INC. SECURITIES LITIGATION and TEACHERS' RETIREMENT SYSTEM OF LOUISIANA V. SUMMIT MEDICAL SYSTEMS, INC. ET AL. The settlement terms include $750,000 cash, 100,000 shares of common stock, and warrants to purchase 500,000 shares of common stock at $4.00 per share over the next five years. Based on the price of the Company's common stock and the fair value of the warrants on October 4, 2000, the settlement is valued at approximately $1.83 million. The Company anticipates recording a loss on disposal of discontinued operations in the quarter ended December 31, 2000 related to the settlement. The settlement has been preliminarily approved by the United States District Court in Minnesota and following notice to class members, the settlement is subject to final approval by the United States District Court and a fairness hearing scheduled for January 5, 2001. There can be no assurance the settlement will receive final approval. If the settlement does not receive final approval, there can be no assurance that any judgment, order or decree against the Company arising out of these actions will not have a material adverse effect on the Company or its business.

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

The Company and certain of the Company's directors and former officers were defendants in the declaratory relief action, DAVID FOSTER ET AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET AL., venued in the District Court of Hennepin County, Minnesota. The action was initiated on August 7, 1998 and sought a declaration that no coverage was available under the Company's directors' and officers' insurance policies for the Company's pending federal securities actions or the investigation by the Commission. The plaintiffs, the insurance underwriters of the Company's directors' and officers' insurance policies, alleged that the claims the Company submitted for coverage involved matters commenced before the period covered by the policies. Additionally, the plaintiffs alleged that the Commission's investigation did not constitute a proper claim under the policies. On July 22, 1999, the District Court of Hennepin County, Minnesota ruled in favor of the Company's motion for summary judgment in the declaratory relief action, DAVID FOSTER ET AL. V. SUMMIT MEDICAL SYSTEMS, INC. ET AL. The District Court held that the Company's directors' and officers' insurance policies covered claims related to the Company's pending federal securities actions and the investigation by the Commission. On October 6, 1999, the insurance underwriters filed a notice of appeal of the District Court's order with the Minnesota Court of Appeals. On May 16, 2000, the Minnesota Court of Appeals issued an opinion reversing the District Court's decision, concluding that the coverage under the policies is barred by the policies' retroactive date exclusion. The Company promptly petitioned the Minnesota Supreme Court for a review of the appellate court decision, but on July 25, 2000, the Supreme Court denied the Company's petition. There are no further appeals available to the Company in seeking coverage under the Company's directors' and officers' insurance policies. There can be no assurance that any judgment, order or decree against the Company arising out of the pending federal securities actions or the investigation by the Commission will not have a material adverse effect on the Company or its business.

ITEM 5. OTHER INFORMATION

The Company has attached as Exhibits 99.1 and 99.2 its press releases dated October 4, 2000 and October 25, 2000, respectively.

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

            3.2 Amendment to Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

            4.1   Stock Purchase Warrant

            10.1  Stipulation of Settlement

            27.1 Financial Data Schedule (for SEC use only) Nine Months Ended September 30, 2000

            99.1  Press Release dated October 4, 2000

            99.2  Press Release dated October 25, 2000

            (b) Reports on Form 8-K
                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Celeris Corporation

Date: November 13, 2000           By: /s/ Barbara A. Cannon
                                      ------------------------------------------
                                      Barbara A. Cannon
                                      President and Chief Executive Officer


Date: November 13, 2000           By: /s/ Paul R. Johnson
                                      ------------------------------------------
                                      Paul R. Johnson
                                      Vice President and Chief Financial Officer