Form 10-K405
period 2000-12-31
CELERIS CORP
filed 2001-03-29
CIK 946994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  Yes [X]                 No [ ]

         The aggregate market value of the common stock held by non-affiliates of the registrant at March 19, 2001 was $2.38 million based on the last sale price for the Common Stock as quoted on the Nasdaq National Market on that date.

         As of March 19, 2001, there were 3,315,786 shares of the registrant's common stock outstanding.

         DOCUMENTS INCORPORATED BY REFERENCE: Pursuant to General Instruction G(3), the responses to Items 10, 11 and 12 of Part III of this report are incorporated herein by reference from the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission on or before May 30, 2001.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART I
ITEM 1.  BUSINESS

OVERVIEW

Celeris Corporation ("Celeris" or the "Company") is a provider of specialty clinical research and information technology services that expedite and streamline clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers. These services accelerate specific functions within clinical trials and new product submissions which often become bottlenecks for manufacturers seeking regulatory clearance to market new products. Delays in obtaining regulatory clearance for new products can result in significant lost revenues and increased expenses for manufacturers. As a consequence, manufacturers have increasingly outsourced clinical research functions to organizations, such as the Company, that can offer expertise and services that speed the product development process.

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

Worldwide spending for research and development ("R&D") outsourcing is projected at approximately $6.2 billion. R&D outsourcing to CROs has grown at a rate of approximately 15% annually over the last five years. The Company believes this trend will continue as manufacturers strive to enhance their revenues through faster product development while containing their costs. The CRO industry assists companies in this regard by providing a higher level of expertise or specialization than would be available in-house, capability to perform product development activities more quickly, and the opportunity to convert the fixed costs required to maintain in-house resources into variable costs through outsourcing.

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

SERVICES

Clinical Monitoring Staffing Services. The clinical research process requires highly trained, experienced individuals. The CRO industry's rapid growth over recent years has made for a very competitive environment regarding the hiring, training and retention of employees which has, in many cases, resulted in a high employee turnover rate throughout the industry. Throughout the life of a clinical study, significant employee turnover can dramatically impact data quality and U.S. Food and Drug Administration ("FDA") submission timelines, resulting in increased costs. To assist product development organizations and CROs in identifying qualified resources, the Company provides experienced clinical monitors on a contract basis to both product development organizations and to CROs. These individuals possess a number of years experience monitoring trials in multiple therapeutic areas, strong interpersonal skills, and a demonstrated ability to work independently.

Data Management. Clinical trials produce large amounts of data that must be properly collected and analyzed. This process can be inefficient, particularly when it involves the use of antiquated systems or the merging of large data sets housed on disparate systems. To address these issues, the Company has invested in a state-of-the-art database management system that will allow for the efficient replication and upload of sponsor data sets. The Company believes use of the system provides a competitive advantage as a number of product development companies use the same database system. In addition, the Company has developed KnowledgePort(TM), a secure web portal which allows clients unprecedented and continuous access to study data. KnowledgePort(TM) provides clients with the up-to-date information necessary to evaluate projects and make better-informed decisions during the course of the clinical research project. The Company believes the use of KnowledgePort(TM) results in products being approved in a more timely and cost effective manner. The Company is also experienced in the collection and integration of disparate data sets. As the size and complexity of clinical trials grows, data sets within a particular protocol or set of protocols may be generated using different systems making it cumbersome to analyze and compare study results. The Company's experience in this area allows it to assist clients in the efficient integration of data sets suitable for statistical analysis and submission to regulatory authorities. The Company believes the demand for data integration will continue to grow due in part to the growth in new product development, coupled with increased licensing activity and joint ventures between product development organizations.

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

SALES AND MARKETING, CLIENTS AND COMPETITION

Sales and Marketing. The Company has a business development team focused on selling services to pharmaceutical, medical device and biotechnology manufacturers who have a track record of outsourcing clinical research services and who the Company believes can benefit from its particular services. New client leads are generated primarily through industry contacts, as well as through participation in medical industry seminars and exhibits, direct mail and advertising campaigns. The Company works to generate repeat business primarily by providing quality services to its clients. Marketing of the Company's regulatory consulting services is focused primarily on medical device and biologics manufacturers located in the United States and emphasizes the extensive FDA and industry experience of its senior consultants.

Clients. To date, the Company has served over 600 pharmaceutical, medical device and biotechnology manufacturers, predominantly all of whom are in the United States. The Company works with various client personnel, including medical and scientific personnel, regulatory affairs professionals, and business executives. The Company has clients in a broad array of medical specialties, with a strong presence in the endocrinology, cardiovascular, infectious disease and immune deficiency specialties, among others. During 2000, revenues from Roche Molecular accounted for 28.3% of the Company's consolidated revenues. The Company anticipates that in the future, this client or other clients may account for greater than ten percent of its consolidated revenues, depending on the product development plans for each client, each client's continued use of outsourced clinical research services and the Company's ability to retain each client's business.

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

GOVERNMENT REGULATION

The clinical investigation of new pharmaceutical, biotechnology and medical device products is highly regulated by governmental agencies. The purpose of United States federal regulations is to ensure that only those products that have been proven to be safe and effective are made available to the public. The FDA has set forth regulations and guidelines that pertain to virtually all aspects of the product approval process. Pursuant to FDA regulations, CROs that assume obligations of a company sponsor are required to comply with applicable FDA regulations and are subject to regulatory action for failure to comply with such regulations. In the United States, the historical trend has been in the direction of increased regulation by the FDA.

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

EMPLOYEES

As of February 28, 2001, the Company had 89 full-time employees. The Company's performance depends on its ability to attract, develop, motivate and retain qualified management, professional, scientific and technical staff. There is significant competition for employees with the skills required to perform the services offered by the Company from other CROs as well as from the in-house research departments of pharmaceutical, medical device and biotechnology companies. The Company's employees are not covered by collective bargaining agreements. The Company has experienced no work stoppages and believes its relations with its employees to be good.

DISCONTINUED OPERATIONS

On June 10, 1998, the Company announced its intent to transition out of the healthcare provider software business ("software business") and direct its resources on its clinical research services segment. On December 24, 1998, the Company completed the sale of the software business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for further discussion of discontinued operations.

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

The Company May Continue to Incur Net Losses

The Company has incurred substantial net losses since its formation. Net losses for the year ended December 31, 2000 were $4.61 million, and the accumulated deficit at that date was $62.15 million. The Company's ability to increase revenue will depend on a number of factors, including expanding its regulatory and clinical studies consulting services and developing its new models for clinical research services. The Company also anticipates increased operating expenses for personnel to expand services. As a result, the Company expects that it may continue to experience operating losses through 2001. The Company's ability to achieve profitability and positive cash flow in future periods will depend on its ability to control costs and to keep increases in expenditures below growth in revenue, if any. The Company cannot predict whether it will generate sufficient revenues, or adequately control costs, to achieve profitability or positive cash flow.

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

Large Contracts May Be Terminated or Delayed

Most of the Company's contracts are terminable by the client. Clients may terminate, delay or change the scope of contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the product being tested. In addition, the Company believes that cost-containment and competitive pressures have caused sponsor companies to apply more stringent criteria to the decision to proceed with clinical trials and, therefore, may result in a greater willingness of these companies to cancel contracts with CROs. The loss, delay or change in scope of a large contract or multiple contracts could have a material adverse effect on the Company's financial performance.

Backlog May Not be a Meaningful Indicator of Future Revenue

The Company periodically reports backlog of potential revenue yet to be earned from projects under contracts or letters of intent. Backlog includes the value of signed contracts and letters-of-intent less recognized revenues, if any, on those contracts. Contracts included in backlog may be terminated, delayed or revised in scope by clients for a variety of reasons. At December 31, 2000, backlog was $12.2 million. The Company believes that its backlog as of any given date may not necessarily be a meaningful predictor of future results and no assurances can be given that the Company will be able to realize fully all of its backlog as revenue.

Dependence on a Single Client for a Significant Portion of Revenue

The Company has in the past, and may in the future, derive a significant portion of its revenue from a single client. In 2000, the Company derived 28.3% of its revenue from Roche Molecular. In 1999, the Company derived 24.0% and 14.8% of its revenue from Roche Molecular and BioCompatibles, Inc., respectively. The loss of, or significant decrease in business from, a single client or clients may have a material adverse effect on the Company.

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

The Company Operates in a Highly Competitive Industry

The market for clinical research services offered by the Company is highly competitive. The Company competes against traditional CROs, the in-house research and development departments of sponsor companies, as well as universities and teaching hospitals. Most of these competitors have established market positions and greater capital, technical and other resources than the Company. Increased competition may lead to price and other forms of competition that may affect margins.

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

The Possibility of a Material Adverse Outcome Related to the Company's SEC Investigation

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

The Company may be Unable to Regain Compliance with Nasdaq National Market Continued Listing Requirements

The market value of the Company's public float does not currently comply with the Nasdaq National Market's continued listing requirement that it exceed $5 million. On March 19, 2001, the market value of the Company's public float was $2.04 million, based on a public float of approximately 2.83 million shares. The Company has requested an oral hearing before a Nasdaq Qualifications Panel to maintain its listing on the Nasdaq National Market. There can be no assurance that Company will be able to regain compliance with Nasdaq National Market continued listing requirements, any appeal the Company makes to Nasdaq will be successful, or that the Company will be able to meet the to meet the listing requirements of other stock exchanges, including the Nasdaq SmallCap Market.

Shareholder Rights Agreement

On March 6, 2001, the Company's Board of Directors approved the adoption of a shareholder rights agreement. The rights agreement is intended to encourage potential acquirers to negotiate with the Company's Board of Directors and to discourage coercive, discriminatory and unfair proposals. The rights become exercisable only if an entity acquires, without approval of the Company's Board of Directors, 15% or more of the Company's common stock or announces a tender offer with the intention to do the same. Each right allows holders to acquire additional shares of common stock in either Celeris or an acquiring entity at a 50% discount to market. Shareholders do not need to take any action to receive the rights, and, until the rights become exercisable, the existing stock certificates will represent both the rights and the common shares. The rights agreement may have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

On October 4, 2000, the Company announced the preliminary approval by the United States District Court of Minnesota of a settlement in the securities cases against the Company of In Re Summit Medical Systems, Inc. Securities Litigation and Teachers' Retirement System of Louisiana v. Summit Medical Systems, Inc. et al. The settlement terms included $750,000 in cash, 100,000 shares of common stock, and warrants to purchase 500,000 shares of common stock at $4.00 over the next five years. On January 17, 2001, the United States District Court of Minnesota filed its order for final judgement, which finalized the settlement.

The Division of Enforcement of the SEC is conducting an investigation of the Company, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
         MATTERS

The Company's Common Stock trades on The Nasdaq Stock Market(R) ("Nasdaq") under the symbol "CRSC". On March 19, 2001 the last reported sale price for the Common Stock on Nasdaq was $0.72. As of March 19, 2001 the Company had approximately 162 holders of record of the Common Stock and the Company estimates an additional 1,800 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by Nasdaq for the periods indicated (adjusted to reflect the 1999 one for three reverse stock split).

                                                             HIGH                    LOW
                                                             ----                    ---

1999
     First quarter                                          $ 4.13                  $ 2.25
     Second quarter                                         $ 3.75                  $ 1.69
     Third quarter                                          $ 4.03                  $ 1.13
     Fourth quarter                                         $ 2.38                  $ 0.94

2000
     First quarter                                          $ 9.38                  $ 1.25
     Second quarter                                         $ 6.00                  $ 2.22
     Third quarter                                          $ 3.19                  $ 0.94
     Fourth quarter                                         $ 2.38                  $ 0.38

The Company has paid no dividends since its inception date.

On January 17, 2001, the United States District Court of Minnesota filed its order for final judgement to finalize the settlement of the securities cases against the Company of In Re Summit Medical Systems, Inc. Securities Litigation and Teachers' Retirement System of Louisiana v. Summit Medical Systems, Inc. et al. The settlement terms included $750,000 in cash, 100,000 shares of common stock, and warrants to purchase 500,000 shares of common stock at $4.00 over the next five years. Because the terms and conditions of the settlement were approved by the District Court after a hearing upon the fairness of such terms and conditions, the common stock and warrants were not registered and were issued in reliance on the exemption set forth in Section 3(a)(10) of the Securities Act of 1933, as amended.

On March 13, 2001, the Company announced that the value of its public float did not comply with the Nasdaq National Market's continued listing requirements. Under applicable continued listing requirements, the market value of the Company's public float must exceed $5 million. On March 19, 2001, the market value of the Company's public float was $2.04 million, based on a public float of approximately 2.83 million shares. The Company has requested an oral hearing before a Nasdaq Listing Qualifications Panel to maintain its listing on the Nasdaq National Market. There can be no assurance that the Company will be successful in its efforts to remain on the Nasdaq National Market.

ITEM 6.  SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below for each of the three years ended December 31, 2000, 1999 and 1998 and the consolidated balance sheet data at December 31, 2000 and 1999 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1997 and 1996 and the consolidated balance sheet data at December 31, 1998, 1997 and 1996 are derived from audited consolidated financial statements of the Company not included herein. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 have been restated to reflect the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), and the related Emerging Issue Task Force's Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent" ("EITF 99-19"). The consolidated statements of operations data for the years ended December 31, 1997 and 1996 do not reflect any amounts related to the adoption of SAB 101 and EITF 99-19 as the amounts were immaterial. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and related Notes, and other financial information included elsewhere herein. All prior period amounts have been restated for discontinued operations.

                                                                                    YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------------------
                                                                  2000          1999          1998          1997          1996
                                                                -----------------------------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Revenues:
     Clinical research services                                 $  10,268     $   9,253     $   5,783     $   5,102     $   3,671
     Project pass-through expenses                                    940           871           647            --            --
                                                                ---------     ---------     ---------     ---------     ---------
                                                                   11,208        10,124         6,430         5,102         3,671

Costs of sales:
     Direct costs                                                   7,236         6,312         4,028         3,424         2,100
     Project pass-through expenses                                    940           871           647            --            --
                                                                ---------     ---------     ---------     ---------     ---------
                                                                    8,176         7,183         4,675         3,424         2,100

           Gross profit                                             3,032         2,941         1,755         1,678         1,571

General and administrative expenses                                 6,997         7,508         5,068         2,767         2,390
                                                                ---------     ---------     ---------     ---------     ---------
           Loss from operations                                    (3,965)       (4,567)       (3,313)       (1,089)         (819)

Interest income, net                                                  337           537         1,199         1,946         1,888
                                                                ---------     ---------     ---------     ---------     ---------
           Income (loss) from continuing operations                (3,628)       (4,030)       (2,114)          857         1,069

Discontinued operations:
     Loss from discontinued operations                                 --            --        (4,707)      (19,902)      (13,905)
     Income (loss) on disposal of discontinued operations            (985)        1,915        (5,832)           --            --
                                                                ---------     ---------     ---------     ---------     ---------
     Total discontinued operations                                   (985)        1,915       (10,539)      (19,902)      (13,905)
                                                                ---------     ---------     ---------     ---------     ---------
           Net loss                                             $  (4,613)    $  (2,115)    $ (12,653)    $ (19,045)    $ (12,836)
                                                                =========     =========     =========     =========     =========

Basic income (loss) per common share:
       Continuing operations                                    $   (1.14)    $   (1.29)    $   (0.66)    $    0.25     $    0.34
       Discontinued operations                                      (0.31)         0.61         (3.30)        (5.82)        (4.44)
                                                                ---------     ---------     ---------     ---------     ---------
                                                                $   (1.45)    $   (0.68)    $   (3.96)    $   (5.57)    $   (4.10)
                                                                =========     =========     =========     =========     =========
Diluted income (loss) per common share:
       Continuing operations                                    $   (1.14)    $   (1.29)    $   (0.66)    $    0.24     $    0.32
       Discontinued operations                                      (0.31)         0.61         (3.30)        (5.52)        (4.17)
                                                                ---------     ---------     ---------     ---------     ---------
                                                                $   (1.45)    $   (0.68)    $   (3.96)    $   (5.28)    $   (3.85)
                                                                =========     =========     =========     =========     =========
Weighted average shares outstanding:
       Basic                                                        3,174         3,115         3,191         3,420         3,133
       Diluted                                                      3,174         3,115         3,191         3,604         3,339

Balance sheet data (end of period):
Cash, cash equivalents, restricted funds and
       short-term investments                                   $   5,238     $   8,965     $  15,222     $  27,996     $  44,630
Working capital                                                     5,407         8,628        11,192        24,226        41,707
Total assets                                                        8,647        13,178        18,164        30,671        49,847
Long-term debt                                                         --            --            --            --            --
Current portion of capital lease obligation                           124            --            --            --            --
Long-term portion of capital lease obligation                         123            --            --            --            --
Shareholders' equity                                                6,609        10,016        12,205        25,597        46,083

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included in this Annual Report on Form 10-K. Except for the historical information contained herein, the following discussion and analysis may contain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statement made in Item 1 in this Annual Report on Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this discussion and analysis. The Company's results could differ materially from those implied by the following discussion and analysis. Factors that could cause or contribute to such differences include those discussed in Item 1 in this Annual Report on Form 10-K under the caption "Cautionary Statement and Risk Factors," as well as other factors discussed elsewhere herein.

OVERVIEW

Celeris Corporation and Subsidiaries is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers.

On June 10, 1998, the Company announced its intent to transition out of the software business and direct its resources on its clinical research services segment. As a result of the decision to dispose of the software business, the Company recorded a charge of $5.83 million in 1998. This charge represented management's estimate of the costs to exit the software business and the net book value of the assets sold and liabilities transferred to the buyer net of cash received at closing and related transaction costs. The Company sold the software business effective December 24, 1998 and has collected $1.5 million in related proceeds. The Company estimates its retained liabilities from the discontinued operations to be $99,000 as of December 31, 2000, including certain liabilities related to the disposal of the business. The financial position and results of operations of the software business are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations.

Effective January 29, 1999, the Company changed its name from Summit Medical Systems, Inc. to Celeris Corporation.

On July 26, 1999, the Company's Board of Directors approved a one-for-three reverse split of its common stock, applicable to shareholders of record at the close of trading on July 29, 1999. The reverse split was intended, in part, to address compliance for continued listing of the Company's common stock with the Nasdaq Stock Market criteria, which requires a minimum bid price of $1.00 per share. Income (loss) per share, common stock outstanding and stock option data included herein have been adjusted retroactively to give effect to the reverse split.

Calculated on a post split basis, the Company had approximately 3.3 million shares of common stock outstanding as of December 31, 2000.

As of December 31, 2000, the Company had a backlog of projects for clinical studies management, clinical monitoring staffing and data management services with an aggregate contract value of approximately $12.2 million. Backlog includes the value of signed contracts and letters-of-intent less recognized revenues, if any, on those contracts. Potential cancellation, delay or change in scope of projects may affect the value of the Company's backlog.

The Company has experienced net losses for each of the past five years. Net losses for the year ended December 31, 2000 were $4.61 million. The Company had an accumulated deficit of $62.15 million as of December 31, 2000. The Company's ability to increase revenue and to achieve profitability and positive cash flow will depend on a number of factors as summarized in Item 1 under the caption "Cautionary Statement and Risk Factors."

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

The Company incurred a net loss of $4.61 million, or $1.45 per diluted share, for the year ended December 31, 2000 as compared to a net loss of $2.11 million, or $0.68 per diluted share, for the year earlier period. The 2000 results include a loss from continuing operations of $3.63 million, or $1.14 per diluted share, and a loss from discontinued operations of $985,000, or $0.31 per diluted share. The 1999 results include a loss from continuing operations of $4.03 million, or $1.29 per diluted share, and a gain from discontinued operations of $1.92 million, or $0.61 per diluted share.

Continuing operations. Clinical research services revenues for the year ended December 31, 2000 were $10.27 million compared to $9.25 million for the year earlier period, an increase of 11.0%. This increase in clinical research services revenues resulted primarily from a higher volume of the new services introduced in 1998.

Direct cost of revenues were $7.24 million for the 2000 period, or 70.5% of clinical research services revenues, compared to $6.31 million for the 1999 period, or 68.2% of clinical research services revenues. This increase in direct cost of revenues as a percentage of clinical research services revenues is primarily the result of decreased utilization of client service personnel. Improvement in cost of clinical research services revenues as a percentage of revenue will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $7.00 million, or 68.1% of clinical research services revenues, for the 2000 period compared to $7.51 million, or 81.1% of clinical research services revenues, for the 1999 period. This decrease in general and administrative expenses as a percentage of clinical research services revenues is primarily due to a higher volume of business during 2000. Further improvement in general and administrative expenses as a percentage of clinical research services revenues will be dependent upon higher volumes of business as the Company has in place the infrastructure necessary to support expanded service offerings.

Interest income for the 2000 period was $337,000 compared to $537,000 for the 1999 period as the Company's cash and cash equivalents balance, including restricted funds and short-term investments, decreased to $5.24 million at December 31, 2000 from $8.97 million at December 31, 1999.

Discontinued operations. During the year ended December 31, 2000, the Company incurred a loss on the disposal of discontinued operations of $985,000, which included a loss of $1.83 million representing the settlement of the Company's outstanding securities litigation and a gain of $843,000 representing a decrease in estimated liabilities retained after the sale of the software business. The Company recorded a gain on the disposal of discontinued operations of $1.92 million for the 1999 period, representing the receipt of $1.3 million related to the December 1998 sale of the software business and a $615,000 decrease in estimated liabilities retained after the sale.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

The Company incurred a net loss of $2.11 million, or $0.68 per diluted share, for the year ended December 31, 1999 as compared to a net loss of $12.65 million, or $3.96 per diluted share, for the year earlier period. The 1999 results include a loss from continuing operations of $4.03 million, or $1.29 per diluted share, and a gain from discontinued operations of $1.92 million, or $0.61 per diluted share. The 1998 results include a loss from continuing operations of $2.11 million or $0.66 per diluted share, and a loss from discontinued operations of $10.54 million, or $3.30 per diluted share.

Continuing operations. Clinical research services revenues for the year ended December 31, 1999 were $9.25 million compared to $5.78 million for the year earlier period, an increase of 60.0%. This increase in clinical research services revenues resulted primarily from a higher volume of the new services introduced in 1998.

Direct cost of revenues were $6.31 million for the 1999 period, or 68.2% of clinical research services revenues, compared to $4.03 million for the 1998 period, or 69.7% of clinical research services revenues. This decrease in direct cost of revenues as a percentage of clinical research services revenues is primarily the result of increased utilization of client service personnel. Further improvement in direct cost of revenues as a percentage of clinical research services revenues will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $7.51 million, or 81.1% of clinical research services revenues, for the 1999 period compared to $5.07 million, or 87.6% of clinical research services revenues, for the 1998 period. This decrease in general and administrative expenses as a percentage of clinical research services revenues is primarily due to a higher volume of business during 1999. Further improvement in general and administrative expenses as a percentage of clinical research services revenues will be dependent upon higher volumes of business as the Company has in place the infrastructure necessary to support expanded service offerings.

Interest income for the 1999 period was $537,000 compared to $1.20 million for the 1998 period as the Company's cash and cash equivalents balance, including restricted funds and short-term investments, decreased to $8.97 million at December 31, 1999 from $15.22 million at December 31, 1998.

Discontinued operations. During the year ended December 31, 1999, the Company recorded a gain on the disposal of discontinued operations of $1.92 million, representing the receipt of $1.3 million related to the December 1998 sale of the software business and a $615,000 decrease in estimated liabilities retained after the sale. The Company incurred losses from the discontinued operations of its software business of $10.54 million for the 1998 period, which included charges for disposal of discontinued operations of $5.35 million recorded in the second quarter related to the decision to exit the software business and $483,000 recorded in the fourth quarter related to the sale of the assets of the software business.

The loss from discontinued operations of $4.71 million in the 1998 period represents results of operations of the discontinued business through June 30, 1998. Losses for the period July 1, 1998 to December 24, 1998 (the date the assets of the discontinued segment were sold) were accrued in conjunction with the $5.35 million charge discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including restricted funds and short-term investments, totaled $5.24 million as of December 31, 2000, a decrease of $3.73 million from December 31, 1999. This decrease was primarily due to: a) $2.49 million used in continuing operating activities, b) $1.00 million used in discontinued operations, c) $252,000 used for the purchase of furniture, fixtures and equipment, principally computer and computer systems equipment, d) $113,000 used for principal payments on the capital lease obligation, and e) $128,000 provided by transactions involving the Company's stock.

As of December 31, 2000, the Company had net working capital of $5.41 million, compared to $8.63 million at December 31, 1999. This decrease resulted primarily from the loss from continuing operations of $3.63 million incurred during the year ended December 31, 2000. Management anticipates the Company will continue to experience operating losses into 2001, and as a result, it believes working capital will continue to decline.

As of December 31, 2000, the Company had $1.87 million in accounts receivable, net of bad debt allowance, compared to $1.77 million as of December 31, 1999. The Company believes its current allowance of $258,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable net of deferred revenue was 52 days at December 31, 2000 and 51 days at December 31, 1999. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company's mix of business continues to evolve.

On March 13, 2001, the Company announced that the value of its public float did not comply with the Nasdaq National Market's continued listing requirements. Under applicable continued listing requirements, the market value of the Company's public float must exceed $5 million. On March 19, 2001, the market value of the Company's public float was $2.04 million, based on a public float of approximately 2.83 million shares. The Company has requested an oral hearing before a Nasdaq Listing Qualifications Panel to maintain its listing on the Nasdaq National Market. There can be no assurance that the Company will be successful in its efforts to remain on the Nasdaq National Market.

The Company sold its software business effective December 24, 1998 and has collected $1.5 million in related proceeds. The Company has retained liabilities related to the discontinued operations of $99,000 as of December 31, 2000, including certain amounts due under customer contracts and other liabilities related to the disposal of the segment.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through December 31, 2000, the Company has repurchased 439,867 shares of common stock for approximately $3.05 million. As of December 31, 2000, there were 3,315,786 shares of the Company's common stock issued and outstanding.

As of December 31, 2000, the Company had approximately $510,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of funds restricted under the lease agreements decreases periodically over the term of the leases, which extend to December 2002.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including restricted funds and short-term investments, of $5.24 million on hand at December 31, 2000 will be sufficient to fund its operations, capital requirements, and expansion goals through 2001. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods into and beyond 2001. If the Company cannot achieve profitability or positive cash flow, or if its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents, restricted funds or short-term investments. The Company invests its cash and cash equivalents, restricted funds and short-term investments in investment grade, highly liquid investments, consisting of money market instruments and U.S. agency bonds and does not believe these investments are subject to material market risks. In addition, all of the Company's transactions are conducted and accounts are denominated in U.S. dollars. Accordingly, the Company is not exposed to foreign currency risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related supplementary data of the Company as of and for the year ended December 31, 2000 begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning this Item is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)         Financial Statements of the Company and its subsidiaries
                  required to be included in Part II, Item 8 begin on page F-1 of this Annual Report on Form 10-K.

(a)   (2) and (d) Schedule II - Valuation and Qualifying Accounts is located on page S-1 of this Annual Report on Form 10-K.

(a)   (3) and (c) Exhibits.

EXHIBIT NO.                DESCRIPTION
-----------                -----------

*3.1 Restated Articles of Incorporation of the Company, as amended

**3.2 Amendment to Articles of Incorporation of the Company for name change

*3.3                       Bylaws of the Company

**4.1                      Form of Certificate for Common Stock

***4.2                     Rights Agreement dated March 6, 2001, between the
                           Company and Wells Faro Bank Minnesota, N.A., including Certificate of Designations, Preferences and Rights (Exhibit A), Form of Rights Certification
                           (Exhibit B), and Form of Summary of Rights (Exhibit
                           C)

****4.3                    Stock Purchase Warrant.

*10.1                      Summit Medical Systems, Inc., 1993 Stock Option Plan

*10.2                      Summit Medical Systems, Inc., 1995 Non-Employee
                           Director Stock Option Plan

*****10.3                  First and Second Amendment to Summit Medical Systems,
                           Inc., 1993 Stock Option Plan

******10.4                 Third Amendment to Summit Medical Systems, Inc., 1993
                           Stock Option Plan

******10.5                 Fourth Amendment to Summit Medical Systems, Inc.,
                           1993 Stock Option Plan

******10.6                 Employment Agreement dated October 6, 1997 between
                           Summit Medical Systems, Inc. and Barbarac A. Cannon

*******10.7                Asset Purchase Agreement, dated November 25, 1998,
                           between Velos Medical Informatics, Inc. and Summit
                           Medical Systems, Inc.

********10.8               Fifth Amendment to the Celeris Corporation Stock
                           Option Plan of 1993

*********10.9              Celeris Corporation 2000 Stock Option Plan

10.10                      Employment Agreement between Celeris Corporation and
                           Donald F. Fortin dated December 31, 2000

10.11                      Change in Control Severance Agreement between Celeris
                           Corporation and Paul R. Johnson dated January 4, 2001

23.1                       Consent of Arthur Andersen LLP

99.1                       Press Release dated November 17, 2000

99.2                       Press Release dated January 18, 2001

99.3                       Press Release dated February 7, 2001

99.4                       Press Release dated March 6, 2001

99.5                       Press Release dated March 13, 2001

-----------------------

*                 Incorporated by reference to the Company's
                  Registration Statement on Form S-1 (File No.
                  33-93700).

** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998

*** Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated March 6, 2001 (File No. 0-26390)).

**** Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-26390).

***** Incorporated by reference to the Company's Current Report on Form 8-K filed January 14, 1997 (File No. 0-26390).

****** Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-26390)

******* Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1999 (File No. 0-26390)

******** Incorporated by reference to Exhibit A to the Company's Definitive Proxy on Schedule 14A filed March 24, 2000 (File No. 0-26390).

*********         Incorporated by reference to Exhibit B to the
                  Company's Definitive Proxy on Schedule 14A filed
                  March 24, 2000 (File No. 0-26390).


(b) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         Date:  March 29, 2001                     CELERIS CORPORATION


                                        By         /S/ BARBARA A. CANNON
                                          -------------------------------------
                                                     BARBARA A. CANNON
                                          President and Chief Executive Officer


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

             SIGNATURE                                     TITLE                                   DATE
             ---------                                     -----                                   ----

         /S/ JOHN M. NEHRA                    Chairman of the Board                            March 29, 2001
-------------------------------------
           JOHN M. NEHRA


       /S/ BARBARA A. CANNON                  President and Chief Executive Officer            March 29, 2001
-------------------------------------         and Director (principal executive
         BARBARA A. CANNON                    officer)


        /S/ PAUL R. JOHNSON                   Vice President and Chief                         March 29, 2001
-------------------------------------         Financial Officer and Secretary
          PAUL R. JOHNSON                     (principal financial
                                              and accounting officer)


     /S/ W. HUDSON CONNERY, JR.               Director                                         March 29, 2001
-------------------------------------
       W. HUDSON CONNERY, JR.


      /S/ RICHARD B. FONTAINE                 Director                                         March 29, 2001
-------------------------------------
        RICHARD B. FONTAINE


        /S/ PETER T. GARAHAN                  Director                                         March 29, 2001
-------------------------------------
          PETER T. GARAHAN


     /S/ ANDRE G. PERNET, PH.D.               Director                                         March 29, 2001
-------------------------------------
       ANDRE G. PERNET, PH.D

                      CELERIS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS



Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000 and 1999......................................F-2
         Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998........F-3
         Consolidated Statements of Shareholders' Equity...................................................F-4
         Consolidated Statements of Cash Flows.............................................................F-5
         Notes to Consolidated Financial Statements........................................................F-6

Report of Independent Public Accountants..................................................................F-16

Schedule II - Valuation and Qualifying Accounts............................................................S-1

                      CELERIS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                       As of December 31,
                                                                                  ---------------------------
                                                                                    2000               1999
                                                                                  --------            -------
       ASSETS
Current assets:
       Cash and cash equivalents                                                  $  4,728           $  7,397
       Restricted funds                                                                510                545
       Short-term investments                                                           --              1,023
       Accounts receivable, net of allowance of $258
          and $343, respectively                                                     1,868              1,774
       Other current assets                                                            216              1,052
                                                                                  --------           --------
             Total current assets                                                    7,322             11,791

Furniture, fixtures and equipment:
       Furniture and fixtures                                                          606                597
       Computer and telephone equipment                                              2,153              1,570
       Leasehold improvements                                                          242                236
                                                                                  --------           --------
                                                                                     3,001              2,403
       Less accumulated depreciation                                                (1,676)            (1,015)
                                                                                  --------           --------
                                                                                     1,325              1,388
                                                                                  --------           --------
             Total assets                                                         $  8,647           $ 13,179
                                                                                  ========           ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                      $    798           $  1,068
       Deferred revenue and payables                                                   605                446
       Accrued compensation                                                            289                453
       Current portion of capital lease obligation                                     124                 --
       Net liabilities of discontinued operations                                       99              1,196
                                                                                  --------           --------
             Total current liabilities                                               1,915              3,163

Long-term portion of capital lease obligation                                          123                 --

COMMITMENTS AND CONTINGENCIES                                                           --                 --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511 shares authorized;
             3,316 and 3,120 shares issued and outstanding, respectively                33                 31
       Additional paid-in capital                                                   68,722             67,518
       Accumulated deficit                                                         (62,146)           (57,533)
                                                                                  --------           --------
             Total shareholders' equity                                              6,609             10,016
                                                                                  --------           --------
             Total liabilities and shareholders' equity                           $  8,647           $ 13,179
                                                                                  ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                         For the Years Ended December 31,
                                                                  ----------------------------------------------
                                                                   2000                1999              1998
                                                                  --------           --------           --------

Revenues:
      Clinical research services                                  $ 10,268           $  9,253           $  5,783
      Project pass-through expenses                                    940                871                647
                                                                  --------           --------           --------
                                                                    11,208             10,124              6,430

Cost of revenues:
      Direct costs                                                   7,236              6,312              4,028
      Project pass-through expenses                                    940                871                647
                                                                  --------           --------           --------
                                                                     8,176              7,183              4,675

           Gross profit                                              3,032              2,941              1,755
General and administrative expenses                                  6,997              7,508              5,068
                                                                  --------           --------           --------
           Loss from operations                                     (3,965)            (4,567)            (3,313)
Interest income, net                                                   337                537              1,199
                                                                  --------           --------           --------
           Loss from continuing operations                          (3,628)            (4,030)            (2,114)

Discontinued operations:
      Loss from discontinued operations                                 --                 --             (4,707)
      Gain (loss) on disposal of discontinued operations              (985)             1,915             (5,832)
                                                                  --------           --------           --------
      Total discontinued operations                                   (985)             1,915            (10,539)
                                                                  --------           --------           --------
           Net loss                                               $ (4,613)          $ (2,115)          $(12,653)
                                                                  ========           ========           ========

Basic income (loss) per common share:
      Continuing operations                                       $  (1.14)          $  (1.29)          $  (0.66)
      Discontinued operations                                        (0.31)              0.61              (3.30)
                                                                  --------           --------           --------
                                                                  $  (1.45)          $  (0.68)          $  (3.96)
                                                                  ========           ========           ========

Diluted income (loss) per common share:
      Continuing operations                                       $  (1.14)          $  (1.29)          $  (0.66)
      Discontinued operations                                        (0.31)              0.61              (3.30)
                                                                  --------           --------           --------
                                                                  $  (1.45)          $  (0.68)          $  (3.96)
                                                                  ========           ========           ========

Weighted average shares outstanding:
       Basic                                                         3,174              3,115              3,191
       Diluted                                                       3,174              3,115              3,191


The accompanying notes are an integral part of these consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)



                                                             Common Stock       Additional
                                                             ------------       Paid - in        Accumulated
                                                          Shares      Amount     Capital           Deficit       Total
                                                          ------      ------    -----------      -----------    --------
Balance at January 1, 1998                                 3,252       $ 32       $ 68,330       $(42,765)      $ 25,597
     Exercise of stock options                                11         --             48             --             48
     Repurchase of common stock                             (123)        (1)          (835)            --           (836)
     Value of options issued for services                     --         --             49             --             49
     Net loss                                                 --         --             --        (12,653)       (12,653)
                                                          ------       ----       --------       --------       --------
Balance at December 31, 1998                               3,140         31         67,592        (55,418)        12,205
     Employee stock purchase plan                             42         --             69             --             69
     Repurchase of common stock                              (62)        --           (196)            --           (196)
     Value of options issued for services                     --         --             53             --             53
     Net loss                                                 --         --             --         (2,115)        (2,115)
                                                          ------       ----       --------       --------       --------
Balance at December 31, 1999                               3,120         31         67,518        (57,533)        10,016
     Exercise of stock options                                10         --             54             --             54
     Employee stock purchase plan                             86          1             73             --             74
     Common stock and common stock warrants
       issued in settlement of securities litigation         100          1          1,077             --          1,078
     Net loss                                                 --         --             --         (4,613)        (4,613)
                                                          ------       ----       --------       --------       --------
Balance at December 31, 2000                               3,316       $ 33       $ 68,722       $(62,146)      $  6,609
                                                          ======       ====       ========       ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                        For the Years Ended December 31,
                                                                                     ------------------------------------
                                                                                      2000          1999          1998
                                                                                     --------     --------       --------
OPERATING ACTIVITIES:
   Net loss                                                                          $(4,613)      $(2,115)      $(12,653)
   Adjustments to reconcile net loss to net cash used in
       continuing operating activities:
       Depreciation                                                                      661           457            196
       Provision for bad debts                                                           206           198            120
       Loss from discontinued operations                                                  --            --          4,707
       Loss (gain) on disposal of discontinued operations                                985        (1,915)         5,832
       Value of options issued for consulting services                                    --            31             13

   Changes in operating assets and liabilities:
       Accounts receivable                                                              (300)         (455)          (533)
       Other current assets                                                              850          (639)          (213)
       Accounts payable and accrued expenses                                            (270)           90           (117)
       Deferred revenue and payables                                                     159            48             93
       Accrued compensation                                                             (164)          173            168
                                                                                     -------       -------       --------
             Net cash used in continuing operating activities                         (2,486)       (4,127)        (2,387)

INVESTING ACTIVITIES:
   Purchase of short-term investments                                                     --            --         (9,353)
   Sales and maturities of short-term investments                                      1,023         6,061         24,316
   Purchases of furniture, fixtures and equipment                                       (252)         (880)        (1,020)
   Decrease (increase) in restricted funds                                                35          (391)          (154)
                                                                                     -------       -------       --------
             Net cash provided by investing activities                                   806         4,790         13,789

FINANCING ACTIVITIES:
   Principal payments on capital lease obligation                                       (113)           --             --
   Net proceeds from common stock transactions                                            74            69             --
   Repurchase of common stock                                                             --          (196)          (837)
   Net proceeds from exercise of common stock options                                     54            --             48
                                                                                     -------       -------       --------
            Net cash provided by (used in) financing activities                           15          (127)          (789)
Cash used in discontinued operations                                                  (1,004)       (1,124)        (8,578)
                                                                                     -------       -------       --------
Increase (decrease) in cash and cash equivalents                                      (2,669)         (588)         2,035
Cash and cash equivalents at beginning of period                                       7,397         7,985          5,950
                                                                                     -------       -------       --------
Cash and cash equivalents at end of period                                           $ 4,728       $ 7,397       $  7,985
                                                                                     =======       =======       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                       $    27       $    --       $      4

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Assets acquired under capital lease obligation                                 $   383       $    --       $     --
      Issuance of common stock for settlement of securities litigation               $   200       $    --       $     --
      Issuance of common stock warrants for settlement of securities litigation      $   878       $    --       $     --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS

Celeris Corporation and Subsidiaries ("Celeris" or the "Company") is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers. These services accelerate specific functions within clinical trials and new product submissions which often become bottlenecks for manufacturers seeking regulatory clearance to market new products. Delays in obtaining regulatory clearance for new products can result in significant lost revenues and increased expenses for manufacturers. As a consequence, manufacturers have increasingly outsourced clinical research functions to organizations, such as the Company, that can offer expertise and services which speed the product development process.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 2000 were $4.61 million, and the Company had an accumulated deficit of $62.15 million at December 31, 2000. The Company's ability to increase revenue and achieve profitability and positive cash flow will depend on a number of factors including (i) the Company's ability to control costs and keep increases in expenditures below growth in revenue, if any; (ii) the Company's success in obtaining market acceptance of the Company's service offerings in an intensely competitive market for clinical research services; (iii) the Company's ability to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls related to the new service offerings; and (iv) the possibility of an adverse outcome related to the investigation of the Company by the Securities and Exchange Commission ("SEC"). There can be no assurances that the Company will generate revenue, or adequately control costs, to achieve profitability or cash flow.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

Clinical research services revenues on fee for service contracts are recognized when the related service has been rendered. Clinical research services revenues for services rendered in connection with contractual arrangements other than fee-for-service contracts are recognized using the percentage-of-completion method of accounting, in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Contracts generally range in duration from a few months to in excess of one year. Revenue is recognized as costs are incurred on the basis of the relationship between costs incurred and total estimated costs.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in project performance, project conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Because contractual arrangements other than fee-for-service contracts dictate billing schedules that do not necessarily coincide with revenue recognition, the Company recognizes, as assets, revenues recognized in excess of amounts billed and, as liabilities, billings in excess of revenues recognized. The related assets are included on the accompanying consolidated balance sheets in accounts receivable and amount to $432,000 and $87,000 at December 31, 2000 and 1999, respectively. The related liabilities are included on the accompanying consolidated balance sheets in deferred revenue and payables and amount to $477,000 and $80,000 at December 31, 2000 and 1999, respectively.

Effective October 1, 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), and the related Emerging Issue Task Force's Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent" ("EITF 99-19"). Accordingly, the Company has recognized, as revenue and expense, amounts billed to clients relating to project pass-through expenses incurred in the performance of the Company's clinical research services in the accompanying consolidated financial statements. Revenues and expenses related to these pass-through expenses totaled $940,000, $871,000 and $647,000 in 2000, 1999 and 1998, respectively. The
Company has retroactively applied the effects of the adoption of SAB 101 and EITF 99-19; accordingly, the prior period amounts have been restated to reflect the adoption of the pronouncements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. As of December 31, 2000, the Company had approximately $510,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases periodically over the term of the leases, which extend to December 2002.

Short-Term Investments

Investments with maturities of more than 90 days at the date of purchase are classified as short-term investments. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its short-term investments, consisting of U.S. agency bonds, as available for sale. At December 31, 2000, the fair market value of the short-term investments approximated cost.

Accounts Receivable and Allowance for Doubtful Accounts

The Company's clients consist of pharmaceutical, medical device and biotechnology manufacturers. Accounts receivable represent receivables from clients in the ordinary course of business. The Company determines an allowance for doubtful accounts based upon an analysis of the collectability of specific accounts and the aging of the accounts receivable. The Company is subject to losses from uncollectible accounts in excess of its reserves.

Other Current Assets

On January 31, 2000, the Company received $600,000 in proceeds from the sale of its discontinued healthcare provider software business ("software business" -- See Note 3), which were due December 31, 1999. As a result, the Company recorded a receivable for these proceeds at December 31, 1999, which has been included in other current assets in the accompanying consolidated balance sheets. The corresponding gain was recorded as a gain on disposal of discontinued operations on the accompanying consolidated statements of operations for the year ending December 31, 1999. The remaining balance in other current assets at December 31, 1999 and the balance at December 31, 2000 consists primarily of prepaid expenses.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. The Company provides for depreciation using the straight-line method at rates designed to amortize the cost of furniture, fixtures and equipment over their estimated useful lives of three to five years.

The Company evaluates the carrying value of long-lived furniture, fixtures and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company's evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Based on this evaluation, the Company has not identified any impaired long-lived assets at December 31, 2000 or 1999.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes are calculated for the temporary differences between the financial reporting and tax bases of assets and liabilities.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts related to cash and cash equivalents, restricted funds, short-term investments, accounts receivable, other current assets, accounts payable and accrued expenses, deferred revenue and payables, accrued compensation, current and long-term portions of the capital lease obligation, and the liabilities of discontinued operations approximate fair value at December 31, 2000 and 1999, due to the relatively short maturities of such instruments.

Recently Issued Accounting Pronouncements

The Company adopted the AcSEC's Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") on January 1, 1999. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. Adoption of SOP 98-1 did not have a material impact on the Company's results of operations, financial condition or cash flows.

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

Reclassifications

Certain amounts previously reported in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on previously reported net loss or shareholders' equity.

3.       DISCONTINUED OPERATIONS

On June 10, 1998, the Company announced its intention to transition out of the software business and direct its resources on its clinical research services segment. As a result of the decision to dispose of the software business, the Company recorded a charge of $5.83 million in 1998. This charge represented management's estimate of the costs to exit the software business and the net book value of the assets sold and liabilities transferred to the buyer net of cash received at closing and related transaction costs. The Company sold the software business effective December 24, 1998 for a price of $1.5 million, which became fixed in 1999. To date, the Company has received the total proceeds from the sale, all of which have been recorded as gain on the disposal of discontinued operations. Payments totaling $900,000 were received prior to December 31, 1999. As discussed in Note 2, the remaining amount of $600,000 was collected on January 31, 2000, and was recorded as an other current asset at December 31, 1999. Also, during 1999, the Company lowered its estimates of liabilities retained from the software business and, in doing so, recorded an additional gain on the disposal of discontinued operations of $615,000.

On October 4, 2000, the Company announced the preliminary settlement of its outstanding securities litigation. Based on the stock price on that date, the value of the settlement was $1.83 million, all of which was recorded as a loss on disposal of discontinued operations in the fourth quarter of 2000 (see Note
6). On January 18, 2001, the Company announced the final approval of the settlement by the United States District Court. Also in the fourth quarter of 2000, the Company lowered its estimates of liabilities retained from the software business and, in doing so, partially offset the loss on disposal of discontinued operations discussed above by $843,000. The Company estimates its retained liabilities from the discontinued operations to be $99,000 as of December 31, 2000, including certain liabilities related to the disposal of the software business.

The financial position and results of operations of the software business are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations. Revenues related to the discontinued business prior to the sale on December 24, 1998 were $3,126,000, for the year ended December 31, 1998.

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

Weighted average shares (in thousands) used in computing income (loss) per share are as follows:

                                                                                  YEAR ENDED DECEMBER 31
                                                                               -------------------------------
                                                                               2000         1999        1998
                                                                               ------       ------      ------
Weighted average common shares outstanding                                      3,174        3,115       3,191
Dilutive effect of stock options outstanding,
     using modified treasury stock method                                          --           --          --
                                                                               ------       ------      ------
Shares used in computing diluted income (loss) per share                        3,174        3,115       3,191
                                                                               ======       ======      ======


The shares used in computing diluted income (loss) per share for the years ended December 31, 2000, 1999 and 1998 do not include common stock equivalents of 1,537,000, 1,190,000 and 834,000, respectively, as their effect would be antidilutive.

5.       COMMON STOCK

In August 1997, the Company announced a stock repurchase program to buyback up to 666,667 shares. At December 31, 2000, the Company had repurchased 439,867 shares in conjunction with this program at prices ranging from $2.44 to $10.13, for a total of $3.05 million.

On July 26, 1999, the Board of Directors declared a one-for-three reverse stock split applicable to shareholders of record on July 29, 1999. The stated par value of the Company's common stock was not changed from $0.01. As a result, a total of $62,000 was reclassified from common stock to additional paid-in capital. Income (loss) per share, common stock outstanding and stock option data referred to in the accompanying consolidated financial statements and notes hereto have been adjusted retroactively to give effect to the reverse stock split.

6.       COMMITMENTS AND CONTINGENCIES

Litigation

On October 4, 2000, the Company announced the preliminary approval by the United States District Court of Minnesota of a settlement in the securities cases against the Company of In Re Summit Medical Systems, Inc. Securities Litigation and Teachers' Retirement System of Louisiana v. Summit Medical Systems, Inc. et al. The settlement terms included $750,000 in cash, 100,000 shares of common stock valued at $200,000, and warrants to purchase 500,000 shares of common stock at $4.00 over the next five years valued at $878,000. The total value of the settlement was $1.83 million. The settlement was valued based on the market value of the Company's common stock on October 4, 2000, of $2.00 per share, with the common stock warrants valued using the Black-Scholes option-pricing model. On January 17, 2001, the United States District Court of Minnesota filed its order for final judgement, which finalized the settlement.

The Division of Enforcement of the SEC began an investigation of the Company on March 27, 1997, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

Leases

The Company leases its office space and certain office equipment under various operating leases, which expire at various dates through April 2004. The Company is required to pay a pro rata share of taxes and utilities for each of the office locations.

During 2000, the Company leased computer equipment, which when evaluated using the criteria for classifying leases in SFAS No. 13 "Accounting for Leases" was deemed to be a capital lease. At December 31, 2000 the Company's computer and telephone equipment included $346,000 attributable to the capital lease. The capital lease expires at the end of 2002. Future minimum payments under the Company's operating and capital leases at December 31, 2000 are as follows (in thousands):

                                                                                    OPERATING     CAPITAL
                                 FISCAL YEAR                                          LEASES       LEASE      TOTAL
------------------------------------------------------------------------------- ------------- ----------- ----------
                                     2001                                            $   602     $   141    $   743
                                     2002                                                525         129        654
                                     2003                                                310          --        310
                                     2004                                                  5          --          5
                                     2005                                                 --          --         --
                                  Thereafter                                              --          --         --
                                                                                     -------     -------    -------
                                                                                     $ 1,442     $   270    $ 1,712
                                                                                     =======     =======    =======

The Company intends to renew a lease for certain office space that terminates on April 30, 2001. Future minimum lease payments for the renewal will be approximately $110,000, $168,000, $173,000, $178,000, $183,000 and $62,000 for
the fiscal years ended 2001, 2002, 2003, 2004, 2005 and 2006, respectively. Rent expense related to continuing operations for the years ended December 31, 2000, 1999 and 1998 was $891,000, $918,000 and $565,000, respectively.

7.       INCOME TAXES

As of December 31, 2000, the Company had net operating loss ("NOL") carryforwards of approximately $56,761,000 available to offset its future income tax liability. The NOL carryforwards begin to expire in the year 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):


                                                                                            2000            1999
                                                                                         -----------      ---------
Deferred tax assets:
  Net operating loss carryforwards                                                       $   21,569       $  19,402
  Other reserves and accrued expenses                                                           132             697
  Valuation allowance                                                                       (21,701)        (20,099)
                                                                                         ----------       ---------
    Net deferred tax asset                                                               $       --       $      --
                                                                                         ==========       =========

A valuation allowance for the entire deferred tax asset has been provided because of the Company's history of operating losses. As a result of sales of common stock during the past three years, ownership changes under Section 382 of the Internal Revenue Code may have occurred. Section 382 may limit the amount of NOLs that can be utilized in the future.

8.       STOCK OPTIONS

The Company has established the Stock Option Plan of 1993 and the 2000 Stock Option Plan, for which 1,005,555 and 300,000 shares, respectively, of common stock are reserved. All officers, employees and consultants of the Company are eligible to receive stock option grants under these plans. The options held by employees of the Company are incentive stock options within the meaning of
Section 422 of the Internal Revenue Code. The options held by officers and consultants of the Company can be either incentive stock options or nonstatutory options. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable at various intervals and generally expire ten years from the date of grant.

The Company has also adopted the 1995 Director Plan, for which 22,222 shares of common stock have been reserved. The plan provides for an automatic grant of nonqualified stock options to purchase 2,222 shares of common stock to nonemployee directors on the date such individuals are first appointed directors of the Company, and an automatic grant of an option to purchase an additional 667 shares of common stock on the day after each subsequent annual meeting of the Company's shareholders. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable as to 100% of such shares on the first anniversary of the date of such grant and expire ten years from the date of grant.

In addition to the options granted under the Stock Option Plan of 1993, the 2000 Stock Option Plan and the 1995 Director Plan, the Company has issued options outside of the plans, primarily as consideration for acquisitions. These options are valued in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). As of December 31, 2000 and 1999, the Company has 250,555 such options outstanding.

Option activity is summarized as follows:


                                                                          DIRECTOR         WEIGHTED
                                                                             AND           AVERAGE
                                      SHARES                               NONPLAN         EXERCISE
                                   AVAILABLE FOR      PLAN OPTIONS         OPTIONS         PRICE PER
                                       GRANT          OUTSTANDING         OUTSTANDING       SHARE
                                  ----------------    ------------       ------------     ----------
Balance at January 1, 1998            292,498           546,841           267,890          $8.70
     Granted                         (333,056)          333,056             7,779           6.09
     Exercised                             --           (10,667)               --           4.50
     Canceled                         300,092          (300,092)          (10,666)          8.55
                                     --------          --------          --------          -----
Balance at December 31, 1998          259,534           569,138           265,003           7.83
     Granted                         (542,152)          542,152             5,557           2.19
     Exercised                             --                --                --             --
     Canceled                         190,475          (190,475)           (1,112)          8.07
                                     --------          --------          --------          -----
Balance at December 31, 1999          (92,143)          920,815           269,448           5.21
     Shares reserved                  430,000                --                --             --
     Granted                          (53,700)           53,700             3,335           2.04
     Exercised                             --            (9,791)               --           5.49
     Canceled                         200,789          (200,789)               --           4.30
                                     --------          --------          --------          -----
Balance at December 31, 2000          484,946           763,935           272,783          $5.21
                                     ========          ========          ========          =====

During 1999, the Company's stock option grants exceeded the shares available for grant under the Stock Option Plan of 1993. As a result, during 2000, the shareholders of the Company approved the reservation of an additional 130,000 shares for issuance as stock options under the Stock Option Plan of 1993. Also during 2000, the Company's shareholders approved the 2000 Stock Option Plan which reserved 300,000 shares of common stock for grants as stock options.

The following table summarizes information about the stock options outstanding at December 31, 2000:


                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                         WEIGHTED AVERAGE
                                            REMAINING                                               WEIGHTED
RANGE OF                   NUMBER          CONTRACTUAL      WEIGHTED AVERAGE          NUMBER         AVERAGE
EXERCISE PRICES          OUTSTANDING          LIFE           EXERCISE PRICE        EXERCISABLE    EXERCISE PRICE
--------------------- ------------------ ------------------ ------------------    --------------  --------------
$1.00 - 2.99                 404,070            8.95              $ 1.88               181,525        $ 1.87
$3.00 - 4.99                 132,233            7.36                3.38                72,148          3.52
$5.00 - 7.99                 239,580            5.96                7.42               205,321          7.43
$8.00 - 9.99                 190,610            6.57                8.56               145,399          8.48
$10.00 - 23.64                70,225            4.93               11.13                53,972         11.38
                         -----------          ------            --------            ----------      --------
                           1,036,718            7.35              $ 5.21               658,365        $ 6.03
                         ===========          ======            ========            ==========     =========

Options outstanding expire at various dates during the period from 2000 through 2006. Exercise prices for options outstanding as of December 31, 2000 ranged from $1.00 to $23.64 per share. The number of options exercisable as of December 31, 2000, 1999 and 1998 were 658,365, 468,361, and 342,510, respectively, at weighted average exercise prices of $6.03, $6.85 and $8.28 per share, respectively.

The weighted average grant date fair value of plan options granted at market prices during the years ended December 31, 2000, 1999 and 1998 was $1.95, $2.19 and $5.04 per share, respectively. The weighted average grant date fair value of nonplan options, which includes director options, granted at market prices during the years ended December 31, 2000, 1999 and 1998 was $3.44, $3.30 and $8.97, respectively. No nonplan options were granted below market prices during the years ended December 31, 2000, 1999 and 1998.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its employee and director stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, expect per share amounts):


                                                                         2000              1999            1998
                                                                       --------          --------        ---------
Net loss:
    As reported                                                         $(4,613)         $(2,115)        $(12,653)
    Pro forma                                                            (5,244)          (2,662)         (13,404)
Basic loss per common share:
    As reported                                                           (1.45)           (0.68)           (3.96)
    Pro forma                                                             (1.65)           (0.85)           (4.20)
Diluted loss per common share:
    As reported                                                           (1.45)           (0.68)           (3.96)
    Pro forma                                                             (1.65)           (0.85)           (4.20)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 6.2%, 5.5% and 5.1%; no dividend yield; volatility factors of 152.2%, 137.0% and 108.0%; and a weighted average expected life of the options of 6.0, 6.0 and 6.0 years.

9.       EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plans

Effective January 1, 1999, the Company adopted the Celeris Corporation Employee Stock Purchase Plan ("Stock Purchase Plan") under which 166,667 shares are reserved. All employees who have met the service eligibility requirements are eligible to participate in the Stock Purchase Plan and may direct the Company to make payroll deductions of 1% to 15% of their compensation during a purchase period for the purchase of shares under the Stock Purchase Plan. The Stock Purchase Plan provides participating employees the right, subject to certain limitations, to purchase the Company's common stock at a price equal to the lower of 85% of the fair market value of the Company's common stock on the first day, or the last day, of the applicable purchase period. The first purchase period commenced January 1, 1999 and ended on June 30, 1999. Subsequent purchase periods will run for six months, subject to acceleration in the case of a merger or consolidation in which the Company is not the surviving corporation, or the liquidation, dissolution or sale of substantially all of the assets of the Company.

401(k) Plan

All employees who are at least 18 years of age are eligible to participate in the Company's 401(k) plan. Employees may contribute from 1% to 15% of their eligible compensation to the plan. The Company may make discretionary matching contributions to the plan based on employee contributions. The Company made no matching contributions in 2000, 1999 or 1998.

10.      SEGMENT REPORTING AND SIGNIFICANT CUSTOMER INFORMATION

The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance. The Company has four segments reportable under the guidelines of SFAS No. 131: the Company's clinical monitoring services group, a start-up operation formed in the first quarter of 1998; data management services group, a start-up operation formed in the fourth quarter of 1998; regulatory consulting services group; and the Company's corporate operating function.

The Company's operating segment disclosures are as follows (in thousands):


                                          Clinical         Data
                                        Monitoring       Management      Regulatory
                                         Services         Services       Consulting         Corporate       Consolidated
                                        -----------      ----------      -----------        ---------      -------------
2000
Total revenues                          $ 3,024          $ 2,898          $ 5,286          $     --          $ 11,208
Depreciation                                130              423              108                --               661
Interest income, net                         --              (27)              --               364               337
Income (loss) from
     continuing operations                 (240)            (933)             138            (2,593)           (3,628)
Segment assets                              874            1,320            1,373             5,080             8,647
Capital expenditures                         39              520               39                --               598

1999
Total revenues                          $   783          $ 2,015          $ 7,326          $     --          $ 10,124
Depreciation                                103              236              118                --               457
Interest income, net                         --               --               --               537               537
Loss from continuing operations          (1,280)            (651)             (95)           (2,004)           (4,030)
Segment assets                              488            1,052            1,859             9,780            13,179
Capital expenditures                        121              701               58                --               880

1998
Total revenues                          $    39          $    75          $ 6,316          $     --          $  6,430
Depreciation                                 41               44              111                --               196
Interest income, net                         --               --               --             1,199             1,199
Income (loss) from
     continuing operations               (1,429)            (596)            (218)              129            (2,114)
Segment assets                              344              551            2,074            15,196            18,165
Capital expenditures                        330              539              151                --             1,020


Revenues from individual clients generated by the Company that represent greater than 10% of consolidated revenues are as follows (in thousands):

                                        2000           1999             1998
                                        ----           ----             ----
                         Client A    $ 2,908          $ 2,221            <10%
                         Client B        <10%         $ 1,369            <10%
                         Client C        <10%             <10%         $ 760
                         Client D        <10%             <10%         $ 620

11.      QUARTERLY RESULTS (UNAUDITED)

Summarized results for each quarter in the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share data):


                                  1st Quarter       2nd Quarter      3rd Quarter      4th Quarter
                                  -----------       -----------      -----------      -----------
2000
       Total revenues               $ 3,029          $ 3,089          $ 2,628          $ 2,462
       Gross profit                 $   832          $   963          $   577          $   660
       Loss from continuing
         operations                 $  (846)         $  (993)         $  (958)         $  (831)
       Loss from discontinued
         operations                 $    --          $    --          $    --          $  (985)
       Net loss                     $  (846)         $  (993)         $  (958)         $(1,816)
       Loss per share from
         continuing operations      $ (0.27)         $ (0.32)         $ (0.30)         $ (0.26)
       Loss per share from
         discontinued operations    $    --          $    --          $    --          $ (0.30)
       Net loss per share           $ (0.27)         $ (0.32)         $ (0.30)         $ (0.56)

1999
       Total revenues               $ 2,068          $ 2,652          $ 2,525          $ 2,879
       Gross profit                 $   560          $   755          $   813          $   813
       Loss from continuing
         operations                 $(1,199)         $(1,037)         $  (920)         $  (874)
       Income from discontinued
         operations                 $   200          $   200          $    75          $ 1,440
       Net income (loss)            $  (999)         $  (837)         $  (845)         $   566
       Loss per share from
         continuing operations      $ (0.38)         $ (0.33)         $ (0.29)         $ (0.28)
       Income per share from
         discontinued operations    $  0.06          $  0.06          $  0.02          $  0.46
       Net income (loss) per share  $ (0.32)         $ (0.27)         $ (0.27)         $  0.18

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Celeris Corporation:

We have audited the accompanying consolidated balance sheets of Celeris Corporation (formerly Summit Medical Systems, Inc.) (a Minnesota corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeris Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                     /s/ ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 2, 2001

                      CELERIS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                                  December 31,
                                                      2000          1999           1998
                                                    ------         ------         ------
Allowance for doubtful accounts (a):
  Balance at beginning of period                    $  343         $  172         $   59
                                                    ------         ------         ------
    Additions:
      Charged to costs and expenses                    206            198            120
      Charged to other accounts                         17             --             --
    Deductions (b)                                     308             27              7
                                                    ------         ------         ------
  Balance at end of period                          $  258         $  343         $  172
                                                    ======         ======         ======

Net liabilities of discontinued operations:
  Balance at beginning of period                    $1,196         $4,256         $   --
    Additions:
      Charged to costs and expenses                     --             --          5,874
    Deductions                                       1,097          3,060          1,618
                                                    ------         ------         ------
  Balance at end of period                          $   99         $1,196         $4,256
                                                    ======         ======         ======

(a) Amounts related to allowance for doubtful accounts have been restated for discontinued operations.

(b)      Uncollectible accounts written off