Form 10-Q
period 2001-03-31
CELERIS CORP
filed 2001-05-04
CIK 946994

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001


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

[X] Yes [ ] No

As of April 24, 2001 there were 3,315,786 shares of the registrant's common stock outstanding.

                               CELERIS CORPORATION

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000 ......................1
Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2001 and 2000.....2
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001 and 2000.....3
Notes to Condensed Consolidated Financial Statements ..................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........5

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ..................................7

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................................7
Item 5.  Other Information ............................................................................7
Item 6.  Exhibits and Reports on Form 8-K .............................................................7

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to:
(1) the Company's ability to generate sufficient revenue and adequately control costs to keep increases in expenditures below revenue growth, if any, to achieve profitability or positive cash flow; (2) fluctuations in quarterly operating results as a result of commencement or completion of significant contracts and/or delays in the implementation or termination of particular clinical trials; (3) potential cancellation, delay or change in scope of a large client contract or multiple client contracts for clinical research services which may leave the Company with excess capacity; (4) the Company's reported backlog may not be a meaningful predictor of future revenue due to potential termination, delay or changes in scope of client contracts; (5) a material portion of the Company's future revenue is dependent on a single client; (6) challenges presented by the Company's new clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (7) intense competition in the market for clinical research services; (8) the Company's dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biotechnology companies;
(9) the Company's dependence on regulation of the pharmaceutical, medical device and biotechnology industries; (10) the possibility of an adverse outcome related to the Company's SEC investigation; (11) the possibility that the Company may be unable to regain compliance with the Nasdaq National Market continued listing requirements; and (12) the market acceptance of the Company's Internet capabilities. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption "Cautionary Statement and Risk Factors," of the Company's Annual Report on Form 10-K, dated March 29, 2001. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      CELERIS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                            MARCH 31,  DECEMBER 31,
                                                              2001        2000
                                                            --------    --------
       ASSETS
Current assets:
       Cash and cash equivalents                            $  4,415    $  4,728
       Restricted funds                                          419         510
       Accounts receivable, net of allowance of
            $237 and $258, respectively                        1,474       1,868
       Other current assets                                      237         216
                                                            --------    --------
             Total current assets                              6,545       7,322

Net furniture, fixtures and equipment                          1,180       1,325
                                                            --------    --------
             Total assets                                   $  7,725    $  8,647
                                                            ========    ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                $  1,014    $  1,087
       Deferred revenue and payables                             532         605
       Current portion of capital lease obligation               126         124
       Net current liabilities of discontinued operations         95          99
                                                            --------    --------
             Total current liabilities                         1,767       1,915

Long-term portion of capital lease obligation                     91         123

Commitments and contingencies                                     --          --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511 shares
             authorized; 3,316 shares issued and
                  outstanding, respectively                       33          33
       Additional paid-in capital                             68,722      68,722
       Accumulated deficit                                   (62,888)    (62,146)
                                                            --------    --------
             Total shareholders' equity                        5,867       6,609
                                                            --------    --------
             Total liabilities and shareholders' equity     $  7,725    $  8,647
                                                            ========    ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                 FOR THE THREE MONTHS
                                                    ENDED MARCH 31,
                                                 --------------------
                                                  2001         2000
                                                 -------      -------
Revenues:
Clinical research services                       $ 2,201      $ 2,789
Project pass-through expenses                        176          240
                                                 -------      -------
                                                   2,377        3,029
Cost of sales:
Clinical research services                         1,456        1,957
Project pass-through expenses                        176          240
                                                 -------      -------
                                                   1,632        2,197

           Gross profit                              745          832
Selling, general and administrative expenses       1,543        1,777
                                                 -------      -------
           Loss from operations                     (798)        (945)
Interest income, net                                  56           99
                                                 -------      -------
           Net loss                              $  (742)     $  (846)
                                                 =======      =======

Basic net loss per common share                  $ (0.22)     $ (0.27)
                                                 =======      =======
Diluted net loss per common share                $ (0.22)     $ (0.27)
                                                 =======      =======

Weighted average shares outstanding:

       Basic                                       3,316        3,124
       Diluted                                     3,316        3,124



         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                         FOR THE THREE MONTHS
                                                                            ENDED MARCH 31,
                                                                         --------------------
                                                                          2001         2000
                                                                         -------      -------
OPERATING ACTIVITIES:
   Net loss                                                              $  (742)     $  (846)
   Adjustments to reconcile net loss to net cash
       used in continuing operating activities:
       Depreciation                                                          180          133
       Provision for bad debts                                                31           56

   Changes in operating assets and liabilities:
       Accounts receivable                                                   363         (803)
       Other current assets                                                  (21)         624
       Accounts payable and accrued expenses                                 (73)        (486)
       Deferred revenue and payables                                         (73)          20
                                                                         -------      -------
             Net cash used in continuing operating activities               (335)      (1,302)

INVESTING ACTIVITIES:
   Decrease (increase) in restricted funds                                    91           (7)
   Sales and maturities of short-term investments                             --        1,023
   Purchases of furniture, fixtures and equipment                            (35)         (22)
                                                                         -------      -------
             Net cash provided by investing activities                        56          994

FINANCING ACTIVITIES:
   Principal payments on capital lease obligation                            (30)         (27)
   Net proceeds from issuance of common stock                                 --           54
                                                                         -------      -------
            Net cash provided by (used in) financing activities              (30)          27
Cash used in discontinued operations                                          (4)         (30)
                                                                         -------      -------
Decrease in cash and cash equivalents                                       (313)        (311)
Cash and cash equivalents at beginning of period                           4,728        7,397
                                                                         -------      -------
Cash and cash equivalents at end of period                               $ 4,415      $ 7,086
                                                                         =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                           $     5      $     8

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Assets acquired under capital lease obligation                     $    --      $   383

         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Diluted loss per share for the three months ended March 31, 2001 and 2000 does not include common stock equivalents of 1,852,498 and 1,184,967, respectively, as their effect would be antidilutive.

3.   DISCONTINUED OPERATIONS

The Company announced on June 10, 1998, its intention to transition out of the healthcare provider software business ("software business") and on December 24, 1998 completed the sale of the software business. The Company has retained certain liabilities related to the disposal of the software business, which totaled $95,000 at March 31, 2001.

4.   CONTINGENCIES

The Division of Enforcement of the Securities and Exchange Commission (the "SEC") began an investigation of the Company on March 27, 1997, relating to the Company's restatement of certain financial statements. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

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

The Company's operating segment disclosures are as follows (in thousands):

                                            CLINICAL      DATA
                                           MONITORING  MANAGEMENT  REGULATORY
                                            SERVICES    SERVICES   CONSULTING  CORPORATE  CONSOLIDATED
                                            --------    --------   ----------  ---------  ------------
THREE MONTHS ENDED MARCH 31, 2001
---------------------------------
Gross revenue                                $ 786      $   678      $  913     $    --      $  2,377
Income (loss) from continuing operations       (29)        (229)        134        (618)         (742)
Segment assets                                 777        1,280       1,001       4,667         7,725

THREE MONTHS ENDED MARCH 31, 2000
---------------------------------
Gross revenue                                $ 690      $   634      $1,705     $    --      $  3,029
Income (loss) from continuing operations       (83)        (317)        198        (644)         (846)
Segment assets                                 625        1,436       2,413       7,749        12,223

6.   NEWLY ADOPTED ACCOUNTING PRONOUNCEMENT

Effective January 1, 2001 the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position and to be measured at fair value. Adoption of SFAS No. 133 had no effect on the Company's financial statements, as the Company currently has no derivative financial instruments.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers.

As of March 31, 2001, the Company had a backlog of projects for clinical studies management, clinical monitoring staffing and data management with an aggregate contract value of approximately $11.9 million. Potential cancellation, delay or change in the scope of projects may affect the value of the Company's backlog.

On March 13, 2001, the Company announced the market value of its public float did not comply with the Nasdaq National Market's continued listing requirement that it exceed $5 million. On April 26, 2001, the market value of the Company's public float was $1.84 million, based on a public float of approximately 2.83 million shares. The Company is utilizing the Nasdaq Qualifications Panel hearing process to maintain its listing on the Nasdaq National Market. There can be no assurance that the Company will be able to regain compliance with the Nasdaq National Market continued listing requirements, any appeal the Company makes to Nasdaq will be successful, or that the Company will be able to meet the listing requirements of other stock exchanges, including the Nasdaq SmallCap Market.

The Company has adopted SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended, and the related Emerging Issue Task Force's Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent." Accordingly, the Company has recognized, as revenue and expense, amounts billed to clients relating to project pass-through expenses incurred in the performance of the Company's clinical research services in the accompanying consolidated financial statements. Revenues and expenses related to these pass-through expenses totaled $176,000 and $240,000 for the three months ended March 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

The Company incurred a net loss of $742,000, or $0.22 per diluted share, for the three months ended March 31, 2001 as compared to a net loss of $846,000, or $0.27 per diluted share, for the year earlier period.

Continuing Operations. Clinical research services revenues for the three months ended March 31, 2001 was $2.20 million compared to $2.79 million for the year earlier period, an decrease of 21.1%. This decrease in clinical research services revenues is attributed to decreased volume of clinical research services performed, in part due to delays in certain projects in the Company's backlog of contracts. Given the Company's current size, management believes that fluctuations in the timing of the performance of clinical research services may impact revenue growth rates on a quarterly basis.

Cost of sales were $1.46 million for the 2001 period, or 66.2% of clinical research services revenues, compared to $1.96 million for the 2000 period, or 70.2% of revenue. This decrease in cost of sales as a percentage of clinical research services revenues is primarily the result of increased utilization of client service personnel. Further improvement in cost of sales as a percentage of clinical research services revenues will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $1.54 million for the period compared to $1.78 million for the 2000 period. The Company does not anticipate significant future reductions in general and administrative expenses as the Company has in place the infrastructure necessary to support expanded service offerings.

Interest income net of interest expense for the 2001 period was $56,000 compared to $99,000 for the 2000 period. The decrease is due to the Company's cash and cash equivalents balance, including restricted funds, which decreased to $4.83 million at March 31, 2001 from $7.64 million at March 31, 2000, due to losses incurred related to the Company's continuing and discontinued operations, as well as capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including restricted funds, totaled $4.83 million as of March 31, 2001, a decrease of approximately $400,000 from December 31, 2000. As of March 31, 2001, the Company had net working capital of $4.78 million, compared to $5.41 million at December 31, 2000. This decrease resulted primarily from net losses of $742,000 incurred during the three months ended March 31, 2001. Management anticipates the Company will continue to experience operating losses into 2001, and as a result, it believes working capital will continue to decline.

As of March 31, 2001, the Company had $1.47 million in accounts receivable, net of bad debt allowance, related to continuing operations compared to $1.87 million as of December 31, 2000. The Company believes its current allowance of $237,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable was 41 days at March 31, 2001 compared to 52 days at December 31, 2000. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company's mix of business related to its clinical research service offerings continues to evolve.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through March 31, 2001, the Company has repurchased 439,867 shares of common stock for approximately $3.05 million. As of March 31, 2001, there were 3,315,786 shares of the Company's common stock issued and outstanding.

As of March 31, 2001, the Company had approximately $419,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases over the term of the leases, which extend to December 2002.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including restricted funds, of $4.83 million on hand at March 31, 2001 will be sufficient to fund its operations, capital requirements, and expansion goals through 2001. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods into and beyond 2001. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 2000 were $4.61 million and for the three months ended March 31, 2001 were $742,000. The Company had an accumulated deficit of $62.89 million as of March 31, 2001. The Company's ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under "Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995" and under "Cautionary Statement and Risk Factors" included in Item 1 of the Company's Annual Report on Form 10-K, dated March 29, 2001.

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

ITEM 5.  OTHER INFORMATION

The Company has attached as Exhibit 99 its press release dated April 24, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           3.1 Restated Articles of Incorporation of the Company, as amended (Incorporated by reference to the Company's Registration Statement on Form S-1).

                           3.2      Amendment to Amended Articles of
                                    Incorporation of the Company for name change
                                    (Incorporated by reference to the Company's
                                    Annual Report on Form 10-K for the year
                                    ended December 31, 1998).

                           3.3 Bylaws of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1).

                           4.1 Form of Certificate for Common Stock (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

                           4.2 Rights Agreement dated March 6, 2001, between the Company and Wells Fargo

                                    Bank Minnesota, N.A., including Certificate of Designations, Preferences and Rights (Exhibit A), Form of Rights Certification (Exhibit B), and Form of Summary of Rights (Exhibit C) (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated March 6, 2001).

                           4.3 Stock Purchase Warrant (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                           99       Press Release dated April 24, 2001.





(b)    Reports on Form 8-K

None.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Celeris Corporation



Date: May 4, 2001                   By: /s/ Barbara A. Cannon
                                        ----------------------------------------
                                        Barbara A. Cannon
                                        President and Chief Executive Officer



Date: May 4, 2001                   By: /s/ Paul R. Johnson
                                        ----------------------------------------
                                        Paul R. Johnson
                                        Vice President and Chief Financial
                                        Officer