Form 10-Q
period 2001-06-30
CELERIS CORP
filed 2001-08-10
CIK 946994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

Commission File Number 0-26390

CELERIS CORPORATION
(Exact name of registrant as specified in its charter)

MINNESOTA (State or other jurisdiction of incorporation or organization)	41-1545493 (IRS Employer ID No.)

1801 WEST END AVENUE
SUITE 750
NASHVILLE, TN 37203
(615) 341-0223
(Address including zip code, of Registrant’s
principal executive offices and telephone
number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 26, 2001 there were 3,357,496 shares of the registrant’s common stock outstanding.

CELERIS CORPORATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the “Company”) and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) the Company’s ability to generate sufficient revenue and adequately control costs to keep increases in expenditures below revenue growth, if any, to achieve profitability or positive cash flow; (2) fluctuations in quarterly operating results as a result of commencement or completion of significant contracts and/or delays in the implementation or termination of particular clinical trials; (3) potential cancellation, delay or change in scope of a large client contract or multiple client contracts for clinical research services which may leave the Company with excess capacity; (4) the Company’s reported backlog may not be a meaningful predictor of future revenue due to potential termination, delay or changes in scope of client contracts; (5) a material portion of the Company’s future revenue is dependent on a single client; (6) challenges presented by the Company’s clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (7) intense competition in the market for clinical research services; (8) the Company’s dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biotechnology companies; (9) the Company’s dependence on regulation of the pharmaceutical, medical device and biotechnology industries; (10) the possibility of an adverse outcome related to the Company’s SEC investigation; (11) the market acceptance of the Company’s Internet capabilities; and (12) risks associated with the Company’s discontinued operations, including the failure to realize the Company’s assumptions regarding estimated remaining liability amounts. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption “Cautionary Statement and Risk Factors,” of the Company’s Annual Report on Form 10-K, dated March 29, 2001. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	JUNE 30,	DECEMBER 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$3,647	$4,728

Restricted funds	424	510

Accounts receivable, net of allowance of $244 and $258, respectively	1,729	1,868

Other current assets	292	216

Total current assets	6,092	7,322

Net furniture, fixtures and equipment	1,063	1,325

Total assets	$7,155	$8,647

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$978	$1,087

Deferred revenue and payables	718	605

Current portion of capital lease obligation	129	124

Net current liabilities of discontinued operations	75	99

Total current liabilities	1,900	1,915

Long-term portion of capital lease obligation	57	123

Commitments and contigencies	—	—

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value - 13,511 shares authorized; 3,357 and 3,316 shares issued and outstanding, respectively	34	33

Additional paid-in capital	68,736	68,722

Accumulated deficit	(63,572)	(62,146)

Total shareholders’ equity	5,198	6,609

Total liabilities and shareholders’ equity	$7,155	$8,647

     The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30		JUNE 30

	2001	2000	2001	2000

Revenues:

Clinical research services	$2,345	$2,859	$4,547	$5,648

Project pass-through expenses	152	229	327	469

	2,497	3,088	4,874	6,117

Cost of revenues:

Clinical research services	1,622	1,897	3,078	3,854

Project pass-through expenses	152	229	327	469

	1,774	2,126	3,405	4,323

Gross profit	723	962	1,469	1,794

General and administrative expenses	1,444	2,044	2,988	3,821

Loss from operations	(721)	(1,082)	(1,519)	(2,027)

Interest income, net	37	88	93	187

Net loss	$(684)	$(994)	$(1,426)	$(1,840)

Basic net loss per common share	$(0.21)	$(0.32)	$(0.43)	$(0.59)

Diluted net loss per common share	$(0.21)	$(0.32)	$(0.43)	$(0.59)

Weighted average shares outstanding:

Basic	3,316	3,130	3,316	3,127

Diluted	3,316	3,130	3,316	3,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	FOR THE SIX MONTHS ENDED
	JUNE 30

	2001	2000

OPERATING ACTIVITIES:

Net loss	$(1,426)	$(1,840)

Adjustments to reconcile net loss to net cash used in continuing operating activities:

Depreciation	347	302

Provision for bad debts	64	113

Changes in operating assets and liabilities:

Accounts receivable	75	(1,752)

Other current assets	(76)	672

Accounts payable and accrued expenses	(109)	(557)

Deferred revenue and payables	113	7

Net cash used in continuing operating activities	(1,012)	(3,055)

INVESTING ACTIVITIES:

Decrease (increase) in restricted funds	86	(15)

Sales and maturities of short-term investments	—	1,023

Purchases of furniture, fixtures and equipment	(85)	(113)

Net cash provided by investing activities	1	895

FINANCING ACTIVITIES:

Principal payments on capital lease obligation	(61)	(55)

Net proceeds from issuance of common stock	15	106

Net cash provided by (used in) financing activities	(46)	51

Cash used in discontinued operations	(24)	(104)

Decrease in cash and cash equivalents	(1,081)	(2,213)

Cash and cash equivalents at beginning of period	4,728	7,397

Cash and cash equivalents at end of period	$3,647	$5,184

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$10	$15

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired under capital lease obligation	$—	$383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Diluted loss per share for the three months and six months ended June 30, 2001 and 2000 does not include common stock equivalents of 1,815,845 and 1,159,761, respectively, as their effect would be antidilutive.

3.     Contingencies

The Division of Enforcement of the Securities and Exchange Commission (the “SEC”) began an investigation of the Company on March 27, 1997, relating to the Company’s restatement of certain financial statements. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

4.     Segment Reporting Information

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance. The Company has four segments reportable under the guidelines of SFAS No. 131: the Company’s clinical monitoring services group; data management and biostatistical services group; regulatory consulting services group; and the Company’s corporate operating function.

The Company’s operating segment disclosures are as follows (in thousands):

	Clinical	Data
	Monitoring	Management	Regulatory
	Services	Services	Consulting	Corporate	Consolidated

Three Months Ended June 30, 2001

Revenues	$695	$809	$993	$—	$2,497

Income (loss) from continuing operations	(172)	(171)	243	(584)	(684)

Segment assets	849	1,227	1,032	4,047	7,155

Three Months Ended June 30, 2000

Revenues	$663	$733	$1,692	$—	$3,088

Income (loss) from continuing operations	(88)	(309)	246	(843)	(994)

Segment assets	546	1,561	3,158	5,830	11,095

Six Months Ended June 30, 2001

Revenues	$1,481	$1,487	$1,906	$—	$4,874

Income (loss) from continuing operations	(201)	(400)	377	(1,202)	(1,426)

Segment assets	849	1,227	1,032	4,047	7,155

Six Months Ended June 30, 2000

Revenues	$1,353	$1,367	$3,397	$—	$6,117

Income (loss) from continuing operations	(171)	(626)	444	(1,487)	(1,840)

Segment assets	546	1,561	3,158	5,830	11,095

5.     Newly Adopted Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 supercedes Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations” and requires all business combinations to be accounted for using the purchase method of accounting. In addition, SFAS No. 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria.

SFAS No. 142 supercedes APB Opinion No. 17, “Intangible Assets” and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized but will be subject to impairment tests based on their fair value.

The Company will adopt SFAS No. 141 and No. 142 on January 1, 2002. The Company does not anticipate the adoption of these pronouncements will have a material effect on their consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers.

As of June 30, 2001, the Company had a backlog of projects for clinical studies management, clinical monitoring staffing and data management with an aggregate contract value of approximately $11.7 million. Potential cancellation, delay or change in the scope of projects may affect the value of the Company’s backlog.

On May 22, 2001, the Company announced its shares of common stock began trading on the OTC Bulletin Board. Earlier that same day the Company’s common stock was delisted by the Nasdaq National Market for failure to meet certain continuing listing requirements. There can be no assurance that the OTC Bulletin Board will provide comparable liquidity to buyers and sellers of the Company’s common stock to that of the Nasdaq National Market.

The Company has adopted SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended, and the related Emerging Issue Task Force’s Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Accordingly, the Company has recognized, as revenue and expense, amounts billed to clients relating to project pass-through expenses incurred in the performance of the Company’s clinical research services in the accompanying condensed consolidated financial statements. Revenues and expenses related to these pass-through expenses totaled $152,000 and $229,000 for the three months ended June 30, 2001 and 2000, respectively, and $327,000 and $469,000 for the six months ended June 30, 2001 and 2000, respectively.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

The Company incurred a net loss of $684,000, or $0.21 per diluted share, for the three months ended June 30, 2001 as compared to a net loss of $994,000, or $0.32 per diluted share, for the year earlier period.

Continuing Operations. Clinical research services revenues for the three months ended June 30, 2001 were $2.35 million compared to $2.86 million for the year earlier period, a decrease of 18.0%. This decrease in clinical research services revenues is attributed to decreased volume of clinical research services performed, in part due to delays in certain projects in the Company’s backlog of contracts. Given the Company’s current size, management believes that fluctuations in the timing of the performance of clinical research services may impact revenue growth rates on a quarterly basis.

Cost of clinical research services revenues were $1.62 million for the 2001 period, or 69.2% of clinical research services revenues, compared to $1.90 million for the 2000 period, or 66.3% of clinical research services revenues. This increase in cost of revenues as a percentage of clinical research services revenues is primarily the result of delays in certain projects in the Company’s backlog of contracts which caused decreased levels of utilization of among the Company’s client service personnel. Improvement in cost of sales as a percentage of clinical research services revenues will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $1.44 million for the 2001 period compared to $2.04 million for the 2000 period. The Company does not anticipate significant future reductions in general and administrative expenses as the Company has in place the infrastructure necessary to support expanded service offerings.

Interest income net of interest expense for the 2001 period was $37,000 compared to $88,000 for the 2000 period. The decrease is due to the Company’s cash and cash equivalents balance, including restricted funds, which decreased to $4.07 million at June 30, 2001 from $5.74 million at June 30, 2000, due to losses incurred related to the Company’s continuing and discontinued operations, as well as capital expenditures.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

The Company incurred a net loss of $1.43 million, or $0.43 per diluted share, for the six months ended June 30, 2001 as compared to a net loss of $1.84 million, or $0.59 per diluted share, for the year earlier period.

Continuing Operations. Clinical research services revenues for the six months ended June 30, 2001 were $4.55 million compared to $5.65 million for the year earlier period, a decrease of 19.5%. This decrease in clinical research services revenues is attributed to decreased volume of clinical research services performed, in part due to delays in certain projects in the Company’s backlog of contracts. Given the Company’s current size, management believes that fluctuations in the timing of the performance of clinical research services may impact revenue growth rates on a quarterly basis.

Cost of clinical research services revenues were $3.08 million for the 2001 period, or 67.7% of clinical research services revenues, compared to $3.85 million for the 2000 period, or 68.2% of clinical research services revenues.

General and administrative expenses were $2.99 million for the 2001 period compared to $3.82 million for the 2000 period. The Company does not anticipate significant future reductions in general and administrative expenses as the Company has in place the infrastructure necessary to support expanded service offerings.

Interest income net of interest expense for the 2001 period was $93,000 compared to $187,000 for the 2000 period. The decrease is due to the Company’s cash and cash equivalents balance, including restricted funds, which decreased to $4.07 million at June 30, 2001 from $5.74 million at June 30, 2000, due to losses incurred related to the Company’s continuing and discontinued operations, as well as capital expenditures.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including restricted funds, totaled $4.07 million as of June 30, 2001, a decrease of $1.17 million from December 31, 2000. As of June 30, 2001, the Company had net working capital of $4.19 million, compared to $5.41 million at December 31, 2000. This decrease resulted primarily from net losses of $1.43 million incurred during the six months ended June 30, 2001. Management anticipates the Company will continue to experience operating losses into 2001, and as a result, it believes working capital will continue to decline.

As of June 30, 2001, the Company had $1.73 million in accounts receivable, net of bad debt allowance, compared to $1.87 million as of December 31, 2000. The Company believes its current allowance of $244,000 for bad debts is adequate. The Company’s days sales outstanding in accounts receivable was 41 days at June 30, 2001 compared to 52 days at December 31, 2000. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company’s mix of business related to the expanded service offerings continues to evolve.

On June 1, 2001 the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution, providing for a revolving line of credit in the maximum principal amount of $1.5 million. The revolving line of credit will become effective when the Company sets up a lock box account as set forth in the Loan and Security Agreement. The revolving line of credit is secured by all of the Company’s receivables and has a term of two years. Borrowings under the revolving line of credit will not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving line of credit is prime plus 2.0%. In addition, there is a usage fee of 0.50% per annum and a loan management fee of 1.0% per annum.

The Company discontinued its software business in June of 1998, and later sold the assets of that business in December of 1998. Related to the disposal of the software business, the Company retained certain liabilities, which totaled $75,000 as of June 30, 2001. In addition, the Company, based on certain inquiries, is evaluating the level of potential sales taxes related to certain software product sales made prior to the disposal of the software business. The Company has not determined the total amount that may be due, but is currently assessing the scope of the matter.

The Company’s Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company’s common stock may be repurchased. From inception of the stock repurchase program in August 1997 through June 30, 2001, the Company has repurchased 439,867 shares of common stock for approximately $3.05 million. As of June 30, 2001, there were 3,357,496 shares of the Company’s common stock issued and outstanding.

As of June 30, 2001, the Company had approximately $424,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases over the term of the leases, which extend to December 2002.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including restricted funds, of $4.07 million on hand at June 30, 2001 will be sufficient to fund its operations, capital requirements, and expansion goals through 2001. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods in or beyond 2001. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 2000 were $4.61 million and for the six months ended June 30, 2001 were $1.43 million. The Company had an accumulated deficit of $63.57 million as of June 30, 2001. The Company’s ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” and under “Cautionary Statement and Risk Factors” included in Item 1 of the Company’s Annual Report on Form 10-K, dated March 29, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents and restricted funds. The Company invests its cash and cash equivalents and restricted funds in investment grade, highly liquid investments and does not believe these investments are subject to material market risks. In addition, all of the Company’s transactions are conducted and accounts are denominated in U.S. dollars. Accordingly, the Company is not exposed to foreign currency risks.

Part II. Other Information

Item 1. Legal Proceedings

The Division of Enforcement of the Securities and Exchange Commission (the "SEC") is conducting an investigation of the Company, relating to the Company’s restatement of certain financial statements. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 30, 2001. There were 3,315,786 shares of common stock outstanding and entitled to vote at the annual meeting and a total of 2,610,801 were represented at the meeting. Matters voted on were the following:

1.     Proposal to elect six directors, each for a one year term:

	For	Withhold Authority
Barbara A. Cannon	2,541,746	69,055

W. Hudson Connery, Jr.	2,550,240	60,561

Richard B. Fontaine	2,549,949	60,852

Peter T. Garahan	2,549,899	60,902

John M. Nehra	2,549,041	61,760

Andre G. Pernet, Ph.D.	2,549,899	60,902

2.     Proposal to approve the first amendment to the Celeris Corporation Employee Stock Purchase Plan:

For	2,534,689

Against	69,091

Abstain	7,021

Item 5. Other Information

The Company has attached as Exhibits 99.1, 99.2 and 99.3 its press releases dated May 9, 2001, May 22, 2001 and July 24, 2001, respectively.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.3	Amendment to Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.1	Loan and Security Agreement, dated June 1, 2001, between Celeris Corporation, its subsidiary C. L. McIntosh & Associates, Inc. and Heller Healthcare Finance Inc.

10.2	Revolving Credit Note, dated June 1, 2001, payable by Celeris Corporation and its subsidiary C. L. McIntosh & Associates, Inc. to Heller Healthcare Finance Inc.

10.3	First Amendment to the Celeris Corporation 1995 Non-Employee Director Stock Option Plan.

99.1	Press Release dated May 9, 2001

99.2	Press Release dated May 22, 2001

99.3	Press Release dated July 24, 2001

     (b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celeris Corporation

Date: August 10, 2001	By:	–s– Barbara A. Cannon Barbara A. Cannon President and Chief Executive Officer

Date: August 10, 2001	By:	–s– Paul R. Johnson Paul R. Johnson Vice President and Chief Financial Officer