Form 10-Q
period 2001-09-30
CELERIS CORP
filed 2001-11-13
CIK 946994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

As of November 5, 2001, there were 3,357,496 shares of the registrant’s common stock outstanding.

CELERIS CORPORATION

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the “Company”) and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in the forward-looking statements. Risks and uncertainties that might cause such differences include, but are not limited to: (1) the Company’s ability to generate sufficient revenue and adequately control costs to keep increases in expenditures below revenue growth, if any, to achieve profitability or positive cash flow; (2) fluctuations in quarterly operating results as a result of commencement or completion of significant contracts and/or delays in the implementation or termination of particular clinical trials; (3) potential cancellation, delay or change in scope of a large client contract or multiple client contracts for clinical research services which may leave the Company with excess capacity; (4) the Company’s reported backlog may not be a meaningful predictor of future revenue due to potential termination, delay or changes in scope of client contracts; (5) a material portion of the Company’s future revenue is dependent on a single client; (6) challenges presented by the Company’s clinical research operations, which will require the Company to attract and integrate new key employees and to develop new operational and financial systems, procedures and controls; (7) intense competition in the market for clinical research services; (8) the Company’s dependence on the amount of research and development activities, particularly clinical trials, of pharmaceutical, medical device and biotechnology companies; (9) the Company’s dependence on regulation of the pharmaceutical, medical device and biotechnology industries; and (10) the possibility of an adverse outcome related to the Company’s SEC investigation. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption “Cautionary Statement and Risk Factors,” of the Company’s Annual Report on Form 10-K, dated March 29, 2001. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

CELERIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$2,999	$4,728

Restricted funds	340	510

Accounts receivable, net of allowance of $216 and $258, respectively	1,964	1,868

Other current assets	197	216

Total current assets	5,500	7,322

Net furniture, fixtures and equipment	986	1,325

Total assets	$6,486	$8,647

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$1,015	$1,087

Deferred revenue and payables	730	605

Current portion of capital lease obligation	132	124

Net current liabilities of discontinued operations	—	99

Total current liabilities	1,877	1,915

Long-term portion of capital lease obligation	23	123

Commitments and contigencies	—	—

SHAREHOLDERS’ EQUITY:

Common stock, $.01 par value - 13,511 shares authorized; 3,357 and 3,316 shares issued and outstanding, respectively	33	33

Additional paid-in capital	68,736	68,722

Accumulated deficit	(64,183)	(62,146)

Total shareholders’ equity	4,586	6,609

Total liabilities and shareholders’ equity	$6,486	$8,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 30		September 30

	2001	2000	2001	2000

Revenues:

Clincial research services	$2,330	$2,377	$6,876	$8,025

Project pass-through expenses	285	251	613	720

	2,615	2,628	7,489	8,745

Cost of revenues:

Clincial research services	1,633	1,800	4,711	5,654

Project pass-through expenses	285	251	613	720

	1,918	2,051	5,324	6,374

Gross profit	697	577	2,165	2,371

General and administrative expenses	1,332	1,614	4,320	5,435

Loss from operations	(635)	(1,037)	(2,155)	(3,064)

Interest income, net	24	80	118	267

Net loss	$(611)	$(957)	$(2,037)	$(2,797)

Basic net loss per common share	$(0.18)	$(0.30)	$(0.61)	$(0.89)

Diluted net loss per common share	$(0.18)	$(0.30)	$(0.61)	$(0.89)

Weighted average shares outstanding:

Basic	3,357	3,179	3,330	3,144

Diluted	3,357	3,179	3,330	3,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	For the Nine Months Ended
	September 30

	2001	2000

OPERATING ACTIVITIES:

Net loss	$(2,037)	$(2,797)

Adjustments to reconcile net loss to net cash used in continuing operating activities:

Depreciation	495	479

Provision for bad debts	85	160

Changes in operating assets and liabilities:

Accounts receivable	(181)	(747)

Other current assets	19	736

Accounts payable and accrued expenses	(72)	(440)

Deferred revenue and payables	125	139

Net cash used in continuing operating activities	(1,566)	(2,470)

INVESTING ACTIVITIES:

Decrease in restricted funds	170	43

Sales and maturities of short-term investments	—	1,023

Purchases of furniture, fixtures and equipment	(156)	(199)

Net cash provided by investing activities	14	867

FINANCING ACTIVITIES:

Principal payments on capital lease obligation	(92)	(84)

Net proceeds from issuance of common stock	14	106

Net cash provided by (used in) financing activities	(78)	22

Cash used in discontinued operations	(99)	(201)

Decrease in cash and cash equivalents	(1,729)	(1,782)

Cash and cash equivalents at beginning of period	4,728	7,397

Cash and cash equivalents at end of period	$2,999	$5,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest	$14	$21

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Assets acquired under capital lease obligation	$—	$383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with the current presentation. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

Diluted loss per share for the three months and nine months ended September 30, 2001 and 2000, does not include common stock equivalents of 1,783,621 and 1,113,518, respectively, as their effect would be antidilutive.

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

The Company’s operating segment disclosures are as follows (in thousands):

	Clinical	Data
	Monitoring	Management	Regulatory
	Services	Services	Consulting	Corporate	Consolidated

Three Months Ended September 30, 2001

Revenues	$661	$1,223	$731	$—	$2,615

Income (loss) from continuing operations	(165)	4	142	(592)	(611)

Segment assets	1,347	1,194	772	3,173	6,486

Three Months Ended September 30, 2000

Revenues	$810	$755	$1,063	$—	$2,628

Loss from continuing operations	(23)	(139)	(246)	(549)	(957)

Segment assets	717	1,276	2,011	6,257	10,261

Nine Months Ended September 30, 2001

Revenues	$2,142	$2,710	$2,637	$—	$7,489

Income (loss) from continuing operations	(366)	(396)	519	(1,794)	(2,037)

Segment assets	1,347	1,194	772	3,173	6,486

Nine Months Ended September 30, 2000

Revenues	$2,163	$2,122	$4,460	$—	$8,745

Income (loss) from continuing operations	(195)	(766)	198	(2,034)	(2,797)

Segment assets	717	1,276	2,011	6,257	10,261

5. Newly Issued Accounting Pronouncements

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

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Further, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of discontinued operations to include a component of an entity (rather than a segment of a business).

The Company will adopt SFAS No. 141, No. 142 and No. 144 on January 1, 2002. The Company does not anticipate the adoption of these pronouncements will have a material effect on their consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers.

As of September 30, 2001, the Company had a backlog of projects for clinical studies management, clinical monitoring staffing and data management with an aggregate contract value of approximately $9.34 million. Potential cancellation, delay or change in the scope of projects may affect the value of the Company’s backlog.

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

The Company has adopted SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”, as amended, and the related Emerging Issue Task Force’s Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.” Accordingly, the Company has recognized, as revenue and expense, amounts billed to clients relating to project pass-through expenses incurred in the performance of the Company’s clinical research services in the accompanying condensed consolidated financial statements. Revenues and expenses related to these pass-through expenses totaled $285,000 and $251,000 for the three months ended September 30, 2001 and 2000, respectively, and $613,000 and $720,000 for the nine months ended September 30, 2001 and 2000, respectively.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

The Company incurred a net loss of $611,000, or $0.18 per diluted share, for the three months ended September 30, 2001, as compared to a net loss of $957,000, or $0.30 per diluted share, for the year earlier period.

Clinical research services revenues for the three months ended September 30, 2001, were $2.33 million relatively unchanged from $2.38 million for the year earlier period. Given the Company’s current size, management believes that fluctuations in the timing of the performance of clinical research services may impact revenue growth rates on a quarterly basis.

Cost of clinical research services revenues were $1.63 million for the 2001 period, or 70.0% of clinical research services revenues, compared to $1.80 million for the 2000 period, or 75.7% of clinical research services revenues. This decrease in cost of clinical research services revenues as a percentage of clinical research services revenues is primarily the result of increased levels of utilization among the Company’s client service personnel. Improvement in cost of sales as a percentage of clinical research services revenues will be dependent upon keeping client service personnel utilized as billable resources.

General and administrative expenses were $1.33 million for the 2001 period compared to $1.61 million for the 2000 period. The Company does not anticipate significant future reductions in general and administrative expenses as the Company has in place the infrastructure necessary to support expanded service offerings.

Interest income net of interest expense for the 2001 period was $24,000 compared to $80,000 for the 2000 period. This decrease is due to the Company’s cash and cash equivalents balance, including restricted funds, which decreased to $3.34 million at September 30, 2001, from $6.12 million at September 30, 2000, primarily due to losses incurred related to the Company’s continuing operations.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

The Company incurred a net loss of $2.04 million, or $0.61 per diluted share, for the nine months ended September 30, 2001, as compared to a net loss of $2.80 million, or $0.89 per diluted share, for the year earlier period.

Clinical research services revenues for the nine months ended September 30, 2001, were $6.88 million compared to $8.03 million for the year earlier period, a decrease of 14.3%. This decrease in clinical research services revenues is attributed to decreased volume of clinical research services performed, in part due to delays in certain projects in the Company’s backlog of contracts during the first six months of 2001. Given the Company’s current size, management believes that fluctuations in the timing of the performance of clinical research services may impact revenue growth rates on a quarterly basis.

Cost of clinical research services revenues were $4.71 million for the 2001 period, or 68.5% of clinical research services revenues, compared to $5.65 million for the 2000 period, or 70.5% of clinical research services revenues. Minor fluctuations in cost of clinical research services revenues as a percentage of clinical research services revenues are caused by changes in utilization levels of billable client service personnel.

General and administrative expenses were $4.32 million for the 2001 period compared to $5.44 million for the 2000 period. The Company does not anticipate significant future reductions in general and administrative expenses as the Company has in place the infrastructure necessary to support expanded service offerings.

Interest income net of interest expense for the 2001 period was $118,000 compared to $267,000 for the 2000 period. This decrease is due to the Company’s cash and cash equivalents balance, including restricted funds, which decreased to $3.34 million at September 30, 2001, from $6.12 million at September 30, 2000, primarily due to losses incurred related to the Company’s continuing operations.

Liquidity and Capital Resources

The Company’s cash and cash equivalents, including restricted funds, totaled $3.34 million as of September 30, 2001, a decrease of $1.90 million from December 31, 2000. As of September 30, 2001, the Company had net working capital of $3.62 million, compared to $5.41 million at December 31, 2000. This decrease resulted primarily from net losses of $2.04 million incurred during the nine months ended September 30, 2001. Management anticipates the Company will continue to experience operating losses through 2001 and into 2002, and as a result, it believes working capital will continue to decline.

As of September 30, 2001, the Company had $1.96 million in accounts receivable, net of bad debt allowance, compared to $1.87 million as of December 31, 2000. The Company believes its current allowance of $216,000 for bad debts is adequate. The Company’s days sales outstanding in accounts receivable was 48 days at September 30, 2001, compared to 52 days at December 31, 2000. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company’s mix of business related to the expanded service offerings continues to evolve.

On June 1, 2001, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution, providing for a revolving line of credit in the maximum principal amount of $1.5 million. The revolving line of credit is secured by all of the Company’s receivables and has a term of two years. Borrowings under the revolving line of credit will not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving line of credit is prime plus 2.0%. In addition, there is a usage fee of 0.50% per annum and a loan management fee of 1.0% per annum. The Company has not borrowed under the revolving line of credit.

The Company discontinued its software business in June of 1998, and later sold the assets of that business in December of 1998. During the quarter ended September 30, 2001, the Company identified and paid sales tax liabilities related to certain software product sales made prior to the disposal of the software business. As of September 30, 2001, the Company believes no significant liabilities remain related to the discontinued software business.

The Company’s Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company’s common stock may be repurchased. From inception of the stock repurchase program in August 1997 through July 1999, the Company repurchased 439,867 shares of common stock for approximately $3.05 million. The Company has not repurchased shares of common stock since July 1999. As of September 30, 2001, there were 3,357,496 shares of the Company’s common stock issued and outstanding.

As of September 30, 2001, the Company had approximately $340,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases over the term of the leases, which extend to December 2002.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including restricted funds, of $3.34 million on hand at September 30, 2001, will be sufficient to fund its operations, capital requirements, and expansion goals through 2001 and into 2002. In addition, the Company has the ability to borrow on a revolving line of credit in the maximum principal amount of $1.5 million. However, there can be no assurances that the Company will generate sufficient revenue, or adequately control costs, to achieve profitability or positive cash flow for periods in or beyond 2001. If the Company cannot achieve profitability or positive cash flow or its contingencies result in material expenditures, the Company may require additional external financing in the future. There can be no assurances that such financing will be available on terms acceptable to the Company.

The Company has experienced operating losses for each of the past five years. Net losses for the year ended December 31, 2000, were $4.61 million, and for the nine months ended September 30, 2001, were $2.04 million. The Company had an accumulated deficit of $64.2 million as of September 30, 2001. The Company’s ability to increase revenue, and to achieve profitability and positive cash flow will depend on a number of factors as summarized above under “Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995” and under “Cautionary Statement and Risk Factors” included in Item 1 of the Company’s Annual Report on Form 10-K, dated March 29, 2001.

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

Item 5. Other Information

The Company has attached as Exhibit 99 its press release dated October 23, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibits 3.1 and 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998)

3.3	Amendment to Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.1	Loan and Security Agreement, dated June 1, 2001, between Celeris Corporation, its subsidiary C. L. McIntosh & Associates, Inc. and Heller Healthcare Finance Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.2	Revolving Credit Note, dated June 1, 2001, payable by Celeris Corporation and its subsidiary C. L. McIntosh & Associates, Inc. to Heller Healthcare Finance Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.3	First Amendment to the Celeris Corporation 1995 Non-Employee Director Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

99	Press Release dated October 23, 2001

(b)  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Celeris Corporation

Date: November 13, 2001	By:	/s/ Barbara A. Cannon Barbara A. Cannon President and Chief Executive Officer

Date: November 13, 2001	By:	/s/ Paul R. Johnson Paul R. Johnson Vice President and Chief Financial Officer