Form 10-K405
period 2001-12-31
CELERIS CORP
filed 2002-04-01
CIK 946994

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       or
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                  Yes [X]                      No [ ]

         The aggregate market value of the common stock held by non-affiliates of the registrant at March 25, 2002 was approximately $685,000 based on the last sale price for the Common Stock as quoted on the OTC Bulletin Board on that date.

         As of March 25, 2002, there were 3,423,987 shares of the registrant's common stock outstanding.

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

CLINICAL RESEARCH OUTSOURCING AND INDUSTRY TRENDS

New pharmaceutical, medical device and biotechnology products undergo extensive clinical testing and regulatory review to determine their safety and efficacy. Manufacturers seeking approval for these products are often responsible for performing and analyzing pre-clinical and multi-phase clinical trials. Historically, manufacturers primarily used in-house personnel to conduct these trials. In recent years, manufacturers have begun to outsource clinical trials to clinical research organizations ("CROs"). Outsourcing of clinical research has been done for a variety of reasons: (i) cost containment efforts have led companies to seek ways to reduce overhead, turning fixed costs into variable costs; (ii) the increasingly complex nature and size of research trials requires greater expertise, which may not be found in-house; (iii) the need to reduce the time it takes to get a product through the Food and Drug Administration ("FDA") approval process; and (iv) the growth of smaller niche companies, particularly in the biotechnology and medical device industries, which lack internal resources to complete the approval process.

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

In recent years, a number of CROs have emerged as large, full service providers of a broad range of product development services on a global basis. Their strategy is to provide a turnkey approach to meet the product development needs of manufacturers. These organizations typically maintain offices in multiple countries and employ hundreds or even thousands of individuals. Many of the large CROs have sustained significant growth rates over the past several years, produced either by internal expansion, strategic acquisitions of other organizations that provided geographic expansion, new therapeutic expertise, broader service capabilities, or by a combination thereof. While successful, the larger CROs may not meet the needs of some pharmaceutical, biotechnology and medical device manufacturers for a variety of reasons, including a preference on the part of some manufacturers to work with smaller, more client-focused organizations.

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

BUSINESS STRATEGY

The Company's overall strategy is to offer select clinical research and information technology services to pharmaceutical, medical device and biotechnology manufacturers in areas that accelerate the product development process. In its service areas, the Company focuses on services that expedite and streamline clinical trials and regulatory submissions for new drugs, devices and other regulated healthcare products. The Company offers its services either on a stand-alone basis or as part of a clinical study management program.

RECENT DEVELOPMENTS

The Company announced on April 1, 2002, that it had entered into a non-binding letter of intent to sell substantially all of its assets to STATPROBE, Inc. ("STATPROBE"). The negotiation of a definitive agreement will commence immediately. Prior to the signing of the purchase agreement, STATPROBE must satisfactorily complete its review of Celeris' operations. The Company believes that a definitive agreement between the two parties will be entered into by the end of April 2002. Celeris anticipates that the sale transaction will be voted on by the Company's shareholders at the Company's annual meeting, which is currently scheduled for May 29, 2002, with a transaction to close shortly thereafter. Upon close of the sale, the Company plans to begin an orderly liquidation of its remaining assets and liabilities with the net proceeds to be distributed to shareholders during the third quarter of 2002. There can be no assurance that the sale can or will be completed, that a delay in closing the sale will not negatively impact the Company's remaining assets after the sale and proceeds from the sale, that the Company's remaining assets after the sale and proceeds from the sale will be sufficient to cover the Company's remaining liabilities, or that shareholders will receive liquidating distributions. If the sale cannot be completed, there can be no assurance that the Company will not sustain significant damage to its reputation with its clients and employees such that it would be able to continue to generate sufficient revenues or find sufficient external financing at terms acceptable to the Company to remain a going concern. Accordingly, if the sale cannot be completed, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financing or relief under the United States bankruptcy code.

The Company has experienced net losses for each of the past five years, expects to continue to experience operating losses and has limited resources available to meet its operating and capital expenditure requirements in 2002. Net losses for the year ended December 31, 2001 were $2.74 million, compared to net losses of $4.61 million for the 2000 period. The Company had an accumulated deficit of $64.88 million as of December 31, 2001. Losses from the Company's continuing operations since 1998 have contributed $12.51 million of the total accumulated deficit of $64.88 million as of December 31, 2001. The Company has historically funded its operating losses with its cash and cash equivalents balances. As of December 31, 2001, the Company maintains cash and cash equivalents of $2.81 million, including restricted funds of $342,000 related to certain lease agreements that extend to August 2003. Additionally, the Company has conditional access of up to $1.5 million under its revolving line of credit as of December 31, 2001. The Company believes that its cash and cash equivalents, including restricted funds, of $2.81 million at December 31, 2001 may not be sufficient to fund its operations and capital requirements throughout 2002. Further, the Company may not be able to maintain the $3.0 million minimum net worth covenant required by the revolving line of credit based on its projected operating losses in 2002. As such, the Company may not be able to access the revolving line of credit during or after the second quarter of 2002.

SERVICES

Clinical Monitoring Services. The clinical research process requires highly trained, experienced individuals. The CRO industry's rapid growth over recent years has made for a very competitive environment regarding the hiring, training and retention of employees which has, in many cases, resulted in a high employee turnover rate throughout the industry. Throughout the life of a clinical study, significant employee turnover can dramatically impact data quality and FDA submission timelines, resulting in increased costs. To assist product development organizations and CROs in identifying qualified resources, the Company provides experienced clinical monitors on a contract basis to both product development organizations and to CROs. These individuals possess a number of years experience monitoring trials in multiple therapeutic areas, strong interpersonal skills, and a demonstrated ability to work independently. Revenues from clinical monitoring services were $2.93 million, $3.02 million and $783,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Data Management Services. Clinical trials produce large amounts of data that must be properly collected and analyzed. This process can be inefficient, particularly when it involves the use of antiquated systems or the merging of large data sets housed on disparate systems. To address these issues, the Company has invested in a state-of-the-art database management system that allows for the efficient replication and upload of sponsor data sets. The Company believes use of the system provides a competitive advantage as a number of product development companies use the same database system. In addition, the Company has developed KnowledgePort(TM), a secure web portal which allows clients unprecedented and continuous access to study data. KnowledgePort(TM) provides clients with the up-to-date information necessary to evaluate projects and make better-informed decisions during the course of the clinical research project. Revenues from data management services were $3.80 million, $2.90 million and $2.02 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Regulatory Consulting. Through its subsidiary, C.L. McIntosh & Associates, Celeris provides regulatory consulting services, primarily to medical device and biologic manufacturers. The Company assists manufacturers in obtaining and maintaining FDA clearance to market their products and to comply with all applicable FDA regulations. During 2001, the Company began emphasizing the importance of its clinical trial management services (clinical monitoring and data management services). As a result, the regulatory consulting business has reduced significantly in size and the Company plans a shut down of the business in the second quarter of 2002.

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

Clients. To date, the Company's clinical monitoring and data management service areas have served 55 pharmaceutical, medical device and biotechnology manufacturers, predominantly all of whom are in the United States. The Company works with various client personnel, including medical and scientific personnel, regulatory affairs professionals, and business executives. The Company has clients in a broad array of medical specialties, with a strong presence in the endocrinology, cardiovascular, infectious disease and immune deficiency specialties, among others. During 2001, revenues from Regeneron Pharmaceuticals and Roche Molecular accounted for 18.6% and 17.9%, respectively, of the Company's consolidated revenues. The Company anticipates that in the future, these clients or other clients may account for greater than ten percent of its consolidated revenues, depending on the product development plans for each client, each client's continued use of outsourced clinical research services and the Company's ability to retain each client's business.

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

EMPLOYEES

As of February 28, 2002, the Company had 95 full-time employees. The Company's performance depends on its ability to attract, develop, motivate and retain qualified management, professional, scientific and technical staff. There is significant competition for employees with the skills required to perform the services offered by the Company from other CROs as well as from the in-house research departments of pharmaceutical, medical device and biotechnology companies. The Company's employees are not covered by collective bargaining agreements. The Company has experienced no work stoppages and believes its relations with its employees to be good.

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

Sale of Clinical Monitoring and Data Management Operating Segments

As discussed above, the Company announced on April 1, 2002, that it had entered into a non-binding letter of intent to sell substantially all of its assets to STATPROBE. There can be no assurance that the sale can or will be completed, that a delay in closing the sale will not negatively impact the Company's remaining assets after the sale and proceeds from the sale, that the Company's remaining assets after the sale and proceeds from the sale will be sufficient to cover the Company's remaining liabilities, or that shareholders will receive liquidating distributions. If the sale cannot be completed, there can be no assurance that the Company will not sustain significant damage to its reputation with its clients and employees such that it would be able to continue to generate sufficient revenues or find sufficient external financing at terms acceptable to the Company to remain a going concern. Accordingly, if the sale cannot be completed, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financing or relief under the United States bankruptcy code.

The Company Will Continue to Incur Net Losses

The Company has incurred substantial net losses since its formation. Net losses for the year ended December 31, 2001 were $2.74 million, and the accumulated deficit at that date was $64.88 million. Losses from the Company's continuing operations since 1998 have contributed $12.51 million of the total accumulated deficit of $64.88 million as of December 31, 2001. The Company's ability to increase revenue will depend on a number of factors, including expanding its clinical research services and developing its new models for clinical research services. The Company also anticipates increased operating expenses for personnel to expand services. As a result, the Company expects that it will continue to experience operating losses through 2002. Also, the Company believes its cash and cash equivalents, including restricted funds, of $2.81 million on hand at December 31, 2001 may not be sufficient to fund its operations, capital requirements, and expansion goals throughout 2002. The Company's ability to achieve profitability and positive cash flow in future periods will depend on its ability to increase revenues, gain access to additional external financing, control costs and to keep increases in expenditures below growth in revenue, if any. The Company cannot predict whether it will generate sufficient revenues, gain access to additional capital or adequately control costs, to achieve profitability or positive cash flow.

Access to Revolving Line of Credit

The Company has established with a lending institution a revolving line of credit in the maximum principal amount of $1.5 million. Borrowings under the revolving line of credit may not exceed 80% of the Company's qualified receivables. Therefore, access to borrowings under the revolving line of credit is dependent upon the quality and balance of the Company's accounts receivable. Furthermore, the revolving line of credit requires the Company to maintain certain financial covenants. The Company anticipates it will violate the $3.0 million minimum net worth covenant in the second quarter of 2002 unless it is able to negotiate a modification to this covenant. The Company cannot predict whether such modification will be made to the $3.0 million minimum net worth covenant or that the terms of such modification will be acceptable to the Company.

The Company Will Experience Fluctuations in Quarterly Operating Results

The Company's quarterly operating results may fluctuate significantly because of several factors, including the commencement or completion of significant contracts, delays in implementing or completing particular clinical trials and terminations of clinical trials, all inherent to the R&D outsourcing industry. Due to the relatively fixed nature of most costs, including personnel and facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on the results of operations in that quarter. In general, quarterly revenue is difficult to forecast because many of the Company's services have been recently introduced, which makes forecasting demand for, and revenue from, these services uncertain. As a result of the foregoing factors, it is possible that in some future quarters results of operations will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock could be adversely affected.

Large Contracts May Be Terminated or Delayed

Most of the Company's contracts are terminable by the client. Clients may terminate, delay or change the scope of contracts for a variety of reasons, including, among others, the failure of products being tested to satisfy safety requirements, unexpected or undesired clinical results of the product, the client's decision to forego a particular study, such as for economic reasons, insufficient patient enrollment or investigator recruitment or production problems resulting in shortages of the research product being tested. In addition, the Company believes that cost-containment and competitive pressures have caused sponsor companies to apply more stringent criteria to the decision to proceed with clinical trials and, therefore, may result in a greater willingness of these companies to cancel contracts with CROs. The loss, delay or change in scope of a large contract or multiple contracts could have a material adverse effect on the Company's financial performance.

Backlog May Not be a Meaningful Indicator of Future Revenue

The Company periodically reports backlog of potential revenue yet to be earned from projects under contracts or letters of intent. Backlog includes the value of signed contracts and letters-of-intent less recognized revenues, if any, on those contracts. Contracts included in backlog may be terminated, delayed or revised in scope by clients for a variety of reasons. At December 31, 2001, backlog was $8.97 million. The Company believes that its backlog as of any given date may not necessarily be a meaningful predictor of future results and no assurances can be given that the Company will be able to realize fully all of its backlog as revenue.

Dependence on a Single Client for a Significant Portion of Revenue

The Company has in the past, and may in the future, derive a significant portion of its revenue from a single client or a select few clients. In 2001, the Company derived 18.6% and 17.9% of its revenues from Regeneron Pharmaceuticals and Roche Molecular, respectively. In 2000, the Company derived 28.3% of its revenue from Roche Molecular. The loss of, or significant decrease in business from, a single client or clients may have a material adverse effect on the Company.

The Company May Experience Operational Difficulties

Expansion in the clinical research services market may place a strain on operational, human and financial resources. In order to manage such expansion, the Company must continue to improve operating, administrative and information systems, accurately predict future personnel and resource needs to meet client contract commitments, track the progress of ongoing client projects, and attract and retain qualified management, professional, scientific and technical operating personnel. Failure to meet the demands of the expansion of the business could have a material adverse effect on the Company.

The Company Operates in a Highly Competitive Industry

The market for clinical research services offered by the Company is highly competitive. The Company competes against traditional CROs, the in-house research and development departments of sponsor companies, as well as universities and teaching hospitals. Most of these competitors have established market positions and greater capital, technical and other resources than the Company. Increased competition may lead to price and other forms of competition that may adversely affect margins.

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

The Possibility of a Material Adverse Outcome Related to the Company's SEC Investigation

The Division of Enforcement of the Securities and Exchange Commission (the "SEC") is conducting an investigation relating to the Company's restatement of certain financial statements in 1997 related to the Company's discontinued software business. The Company is cooperating fully with the SEC and its investigation. The Company cannot predict whether any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions which could have a material adverse effect on the Company or certain individuals.

OTC Bulletin Board

On May 22, 2001, the Company announced its shares of Common Stock began trading on the OTC Bulletin Board. Earlier that same day the Company's Common Stock was delisted by the Nasdaq National Market for failure to meet certain continuing listing requirements. There can be no assurance that the OTC Bulletin Board will provide comparable liquidity to buyers and sellers of the Company's Common Stock to that of the Nasdaq National Market.

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

ITEM 2.     PROPERTIES

The Company leases approximately 13,000 square feet for its corporate headquarters and clinical monitoring office in Nashville, Tennessee and approximately 16,000 square feet for its data management office in Morrisville, North Carolina. The Company believes that the space leased is adequate for the Company's operations and that the leases generally reflect market rates in their respective geographic locations. The leases expire in 2003.

The Company also leases approximately 5,400 square feet for its regulatory consulting office in Rockville, Maryland, which expires in April 2005. The Rockville lease will be terminated when the Company shuts down the regulatory consulting group in the second quarter of 2002.

ITEM 3.     LEGAL PROCEEDINGS

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

The Company is involved in certain other legal matters. It is the opinion of management that such legal matters will not have a material effect on the results of operations, financial condition or liquidity of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDERS MATTERS

The Company's Common Stock trades on the OTC Bulletin Board(R) ("OTCBB") under the symbol "CRSC". On March 25, 2002, the last reported sale price for the Common Stock on OTCBB was $0.20. As of March 25, 2002, the Company had approximately 170 holders of record of the Common Stock and the Company estimates an additional 1,050 beneficial owners. The following table shows the high and low sales prices for the Common Stock as reported by OTCBB for the periods indicated.

                                           HIGH             LOW
2000
     First quarter                        $ 9.38          $ 1.25
     Second quarter                       $ 6.00          $ 2.22
     Third quarter                        $ 3.19          $ 0.94
     Fourth quarter                       $ 2.38          $ 0.38

2001
     First quarter                        $ 1.06          $ 0.56
     Second quarter                       $ 0.86          $ 0.05
     Third quarter                        $ 0.65          $ 0.23
     Fourth quarter                       $ 0.50          $ 0.22

The Company has paid no dividends since its inception date.

On January 17, 2001, the United States District Court of Minnesota filed its order for final judgement to finalize the settlement of the securities cases against the Company of In Re Summit Medical Systems, Inc. Securities Litigation and Teachers' Retirement System of Louisiana v. Summit Medical Systems, Inc. et al. The settlement terms required the Company to pay $750,000 in cash, issue 100,000 shares of Common Stock, and issue warrants to purchase 500,000 shares of common stock at $4.00 over the next five years. Because the terms and conditions of the settlement were approved by the District Court after a hearing upon the fairness of such terms and conditions, the Common Stock and warrants were not registered and were issued in reliance on the exemption set forth in Section 3(a)(10) of the Securities Act of 1933, as amended.

On May 22, 2001, the Company announced its shares of Common Stock began trading on the OTC Bulletin Board. Earlier that same day the Company's Common Stock was delisted by the Nasdaq National Market for failure to meet certain continuing listing requirements. There can be no assurance that the OTC Bulletin Board will provide comparable liquidity to buyers and sellers of the Company's Common Stock to that of the Nasdaq National Market.

ITEM 6.     SELECTED FINANCIAL DATA

The consolidated statements of operations data set forth below for each of the three years ended December 31, 2001, 2000 and 1999 and the consolidated balance sheet data at December 31, 2001 and 2000 are derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the years ended December 31, 1998 and 1997 and the consolidated balance sheet data at December 31, 1999, 1998 and 1997 are derived from audited consolidated financial statements of the Company not included herein. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 reflect the adoption of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), and the related Emerging Issue Task Force's Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent" ("EITF 99-19"). The consolidated statements of operations data for the year ended December 31, 1997 do not reflect any amounts related to the adoption of SAB 101 and EITF 99-19 as the amounts were immaterial. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations," the Company's Consolidated Financial Statements and related Notes, and other financial information included elsewhere herein. All prior period amounts have been restated for discontinued operations.

                                                                                    YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------------------------------
                                                                2001          2000           1999         1998          1997
                                                              --------      --------      --------      --------      --------
                                                                            (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
Revenues:
     Clinical research services                               $  8,957      $ 10,268      $  9,253      $  5,783      $  5,102
     Project pass-through expenses                                 802           940           871           647            --
                                                              --------      --------      --------      --------      --------
                                                                 9,759        11,208        10,124         6,430         5,102
Costs of sales:
     Clinical research services                                  6,269         7,236         6,312         4,028         3,424
     Project pass-through expenses                                 802           940           871           647            --
                                                              --------      --------      --------      --------      --------
                                                                 7,071         8,176         7,183         4,675         3,424
                                                              --------      --------      --------      --------      --------

           Gross profit                                          2,688         3,032         2,941         1,755         1,678

General and administrative expenses                              5,554         6,997         7,508         5,068         2,767
                                                              --------      --------      --------      --------      --------

           Loss from operations                                 (2,866)       (3,965)       (4,567)       (3,313)       (1,089)

Interest income, net                                               129           337           537         1,199         1,946
                                                              --------      --------      --------      --------      --------

           Income (loss) from continuing operations             (2,737)       (3,628)       (4,030)       (2,114)          857

Discontinued operations:
     Loss from discontinued operations                              --            --            --        (4,707)      (19,902)
     Income (loss) on disposal of discontinued operations           --          (985)        1,915        (5,832)           --
                                                              --------      --------      --------      --------      --------
     Total discontinued operations                                  --          (985)        1,915       (10,539)      (19,902)
                                                              --------      --------      --------      --------      --------
           Net loss                                           $ (2,737)     $ (4,613)     $ (2,115)     $(12,653)     $(19,045)
                                                              ========      ========      ========      ========      ========

Basic income (loss) per common share:
       Continuing operations                                  $  (0.82)     $  (1.14)     $  (1.29)     $  (0.66)     $   0.25
       Discontinued operations                                      --         (0.31)         0.61         (3.30)        (5.82)
                                                              --------      --------      --------      --------      --------
                                                              $  (0.82)     $  (1.45)     $  (0.68)     $  (3.96)     $  (5.57)
                                                              ========      ========      ========      ========      ========
Diluted income (loss) per common share:
       Continuing operations                                  $  (0.82)     $  (1.14)     $  (1.29)     $  (0.66)     $   0.24
       Discontinued operations                                      --         (0.31)         0.61         (3.30)        (5.52)
                                                              --------      --------      --------      --------      --------
                                                              $  (0.82)     $  (1.45)     $  (0.68)     $  (3.96)     $  (5.28)
                                                              ========      ========      ========      ========      ========
Weighted average shares outstanding:
       Basic                                                     3,337         3,174         3,115         3,191         3,420
       Diluted                                                   3,337         3,174         3,115         3,191         3,604

Balance sheet data (end of period):
Cash, cash equivalents, restricted funds and
       short-term investments                                 $  2,807      $  5,238      $  8,965      $ 15,222      $ 27,996
Working capital                                                  3,033         5,407         8,628        11,192        24,226
Total assets                                                     6,254         8,647        13,178        18,164        30,671
Long-term debt                                                      --            --            --            --            --
Current portion of capital lease obligation                        123           124            --            --            --
Capital lease obligation, net of current portion                    --           123            --            --            --
Shareholders' equity                                             3,900         6,609        10,016        12,205        25,597



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

On June 10, 1998, the Company announced its intent to transition out of the software business and direct its resources on its clinical research services segment. The Company sold the software business effective December 24, 1998. As of December 31, 2001, the Company believes no significant liabilities remain related to the disposal of the software business. The financial position and results of operations of the software business are reported as discontinued operations and all prior period amounts have been restated to reflect the discontinued operations.

Effective January 29, 1999, the Company changed its name from Summit Medical Systems, Inc. to Celeris Corporation.

The Company had approximately 3.4 million shares of common stock outstanding as of December 31, 2001.

On May 22, 2001, the Company announced its shares of Common Stock began trading on the OTC Bulletin Board. Earlier that same day the Company's Common Stock was delisted by the Nasdaq National Market for failure to meet certain continuing listing requirements. There can be no assurance that the OTC Bulletin Board will provide comparable liquidity to buyers and sellers of the Company's Common Stock to that of the Nasdaq National Market.

As of December 31, 2001, the Company had a backlog of projects for clinical studies management, clinical monitoring and data management services with an aggregate contract value of approximately $8.97 million. Backlog includes the value of signed contracts and letters-of-intent less recognized revenues, if any, on those contracts. Potential cancellation, delay or change in scope of projects may affect the value of the Company's backlog.

The Company announced on April 1, 2002, that it had entered into a non-binding letter of intent to sell substantially all of its assets to STATPROBE. The negotiation of a definitive agreement will commence immediately. Prior to the signing of the purchase agreement, STATPROBE must satisfactorily complete its review of Celeris' operations. The Company believes a definitive agreement between the two parties will be entered into by the end of April 2002. Celeris anticipates that the sale transaction will be voted on by the Company's shareholders at its 2002 annual meeting, which is currently scheduled for May 29, 2002, with a transaction to close shortly thereafter. Upon close of the sale, the Company plans to begin an orderly liquidation of its remaining assets and liabilities with the net proceeds to be distributed to shareholders during the third quarter of 2002. There can be no assurance that the sale can or will be completed, that a delay in closing the sale will not negatively impact the Company's remaining assets after the sale and proceeds from the sale, that the Company's remaining assets after the sale and proceeds from the sale will be sufficient to cover the Company's remaining liabilities, or that shareholders will receive liquidating distributions. If the sale cannot be completed, there can be no assurance that the Company will not sustain significant damage to its reputation with its clients and employees such that it would be able to continue to generate sufficient revenues or find sufficient external financing at terms acceptable to the Company to remain a going concern. Accordingly, if the sale cannot be completed, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financing or relief under the United States bankruptcy code.

During 2001, the Company began emphasizing the importance of its clinical trial management services (clinical monitoring and data management services). As a result, the regulatory consulting business has reduced significantly in size and the Company plans a shut down of the business in the second quarter of 2002.

The Company has experienced net losses for each of the past five years. Net losses for the year ended December 31, 2001 were $2.74 million. The Company had an accumulated deficit of $64.88 million as of December 31, 2001. Losses from the Company's continuing operations since 1998 have contributed $12.51 million of the total accumulated deficit of $64.88 million as of December 31, 2001.

The Company's ability to increase revenue and to achieve profitability and positive cash flow will depend on a number of factors as summarized in Item 1 under the caption "Cautionary Statement and Risk Factors."

CRITICAL ACCOUNTING POLICIES

The Company believes the following represent its critical accounting policies:

Revenue Recognition

Clinical research services revenues on fee for service contracts are recognized when the related service has been rendered. Clinical research services revenues for services rendered in connection with contractual arrangements other than fee-for-service contracts are recognized using the percentage-of-completion method of accounting, in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Contracts generally range in duration from a few months to in excess of one year. Revenue is recognized as costs are incurred on the basis of the relationship between costs incurred and total estimated costs at contract completion.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in project performance, project conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

During the performance of its clinical research services the Company incurs certain project pass-through expenses, such as travel and communication expenses, which its clients have agreed to reimburse. The Company recognizes as revenue and expense, amounts billed to clients related to project pass-through expenses in accordance with SAB 101 and EITF 99-19.

Because contractual arrangements other than fee-for-service contracts dictate billing schedules that do not necessarily coincide with revenue recognition, the Company recognizes, as assets, revenues recognized in excess of amounts billed and, as liabilities, billings in excess of revenues recognized.

Allowance for Doubtful Accounts and Contingencies

The Company attempts to reserve for accounts receivable that may become uncollectible in the future based upon past collection experience and the analysis of the collectability of specific accounts. The Company is subject to losses from uncollectible accounts in excess of its reserves.

In addition to the SEC investigation discussed in Item 3 of this Annual Report on Form 10-K, the Company is involved in certain other legal matters. The Company evaluates contingencies based upon the criteria outlined in Statement of Financial Accounting Standards ("SFAS") No. 5, "Accounting for Contingencies." While the Company has not recorded reserves related to the SEC investigation or its other legal matters based upon the criteria outlined in SFAS No. 5, there can be no assurance that these matters will not have a material effect on the Company or its financial position or results of operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

The Company incurred a net loss of $2.74 million, or $0.82 per diluted share, for the year ended December 31, 2001 as compared to a net loss of $4.61 million, or $1.45 per diluted share, for the year earlier period. The 2001 results consist solely of a loss from continuing operations of $2.74 million, or $0.82 per diluted share. The 2000 results include a loss from continuing operations of $3.63 million, or $1.14 per diluted share, and a loss from discontinued operations of $985,000, or $0.31 per diluted share.

Clinical research services revenues for the year ended December 31, 2001 were $8.96 million compared to $10.27 million for the year earlier period, a decrease of 12.8%. This decrease in clinical research services revenues is attributed to decreased volume of clinical research services performed, due to delays in certain projects in the Company's backlog of contracts during the first six months of 2001 and to the decline in the number of billable personnel in its regulatory consulting group. Given the Company's current size, management believes that fluctuations in the timing of the performance of clinical research services may impact revenue growth rates on a quarterly basis.

Cost of clinical research services revenues were $6.27 million for the 2001 period, or 70.0% of clinical research services revenues, compared to $7.24 million for the 2000 period, or 70.5% of clinical research services revenues. Minor fluctuations in cost of clinical research services revenues as a percentage of clinical research services revenues are caused by changes in utilization levels of billable client service personnel.

General and administrative expenses were $5.55 million, or 62.0% of clinical research services revenues, for the 2001 period compared to $7.00 million, or 68.1% of clinical research services revenues, for the 2000 period. This decrease in general and administrative expenses as a percentage of clinical research services revenues is primarily attributable to certain reductions in corporate overhead. Further improvement in general and administrative expenses as a percentage of clinical research services revenues will be dependent upon higher volumes of business as the Company has in place the infrastructure necessary to support expanded service offerings.

Interest income, net of interest expense, for the 2001 period was $129,000 compared to $337,000 for the 2000 period as the Company's cash and cash equivalents balance, including restricted funds, decreased to $2.81 million at December 31, 2001 from $5.24 million at December 31, 2000.

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

Cost of clinical research services revenues were $7.24 million for the 2000 period, or 70.5% of clinical research services revenues, compared to $6.31 million for the 1999 period, or 68.2% of clinical research services revenues. This increase in cost of clinical research services revenues as a percentage of clinical research services revenues is primarily the result of decreased utilization of client service personnel. Improvement in cost of revenues as a percentage of clinical research services revenues will be dependent upon keeping client service personnel utilized as billable resources.

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

Discontinued operations. During the year ended December 31, 2000, the Company incurred a loss on the disposal of discontinued operations of $985,000, which included a loss of $1.83 million representing the settlement of the Company's outstanding securities litigation and a gain of approximately $845,000 representing management's assessment of the reduction in estimated liabilities retained after the sale of the software business. The Company recorded a gain on the disposal of discontinued operations of $1.92 million for the 1999 period, representing the receipt of $1.3 million related to the December 1998 sale of the software business and a $615,000 decrease in estimated liabilities retained after the sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including restricted funds, totaled $2.81 million as of December 31, 2001, a decrease of $2.43 million from December 31, 2000. This decrease was primarily due to: a) $2.06 million used in continuing operating activities, b) $179,000 used for the purchase of furniture, fixtures and equipment, principally computer and computer systems equipment, c) $124,000 used for principal payments on the capital lease obligation, d) $99,000 used in discontinued operations, and e) $28,000 provided by transactions involving the Company's stock.

As of December 31, 2001, the Company had net working capital of $3.03 million, compared to $5.41 million at December 31, 2000. This decrease resulted primarily from the loss from continuing operations of $2.74 million incurred during the year ended December 31, 2001. Management anticipates the Company will continue to experience operating losses into 2002, and as a result, it believes working capital will continue to decline.

As of December 31, 2001, the Company had $2.34 million in accounts receivable, net of bad debt allowance, compared to $1.87 million as of December 31, 2000. The Company believes its current allowance of $162,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable net of deferred revenue was 44 days at December 31, 2001 and 52 days at December 31, 2000. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company's mix of business continues to evolve.

On June 1, 2001, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution, providing for a revolving line of credit in the maximum principal amount of $1.5 million. The revolving line of credit became effective and the Company began borrowing during the fourth quarter of 2001. The revolving line of credit is secured by all of the Company's receivables and has a term of two years. Borrowings under the revolving line of credit may not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving line of credit accrues at prime plus 2.0% (6.75% at December 31, 2001). In addition, there is a usage fee of 0.50% per annum and a loan management fee of 1.0% per annum. During 2001 the Company borrowed and repaid $50,000 under the revolving line of credit, and as of December 31, 2001, the Company had no loan balance outstanding.

The revolving line of credit requires the Company to maintain certain covenants. As of December 31, 2001, the Company is in compliance with all covenants related to the revolving line of credit. The Company anticipates that it will violate the $3.0 million minimum net worth covenant in the second quarter of 2002 unless it is able to negotiate a modification to this covenant. There can be no assurance that such modification will be made to the $3.0 million minimum net worth covenant or that the terms of such modification will be acceptable to the Company.

The Company discontinued its software business in June of 1998, and later sold the assets of that business in December of 1998. During 2001, the Company identified and paid sales tax liabilities related to certain software product sales made prior to the disposal of the software business. As of December 31, 2001, the Company believes no significant liabilities remain related to the discontinued software business.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through July 1999, the Company repurchased 439,867 shares of common stock for approximately $3.05 million. The Company has not repurchased shares of common stock since July 1999. As of December 31, 2001, there were 3,423,987 shares of the Company's common stock issued and outstanding.

As of December 31, 2001, the Company had approximately $342,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of funds restricted under the lease agreements decreases periodically over the term of the leases, which extend to August 2003.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including restricted funds, of $2.81 million on hand at December 31, 2001 may not be sufficient to fund its operations, capital requirements, and expansion goals throughout 2002.

The Company announced on April 1, 2002, it had entered into a non-binding letter of intent to sell substantially all of its assets to STATPROBE. The negotiation of a definitive agreement will commence immediately. Prior to the signing of the purchase agreement, STATPROBE must satisfactorily complete its review of Celeris' operations. The Company believes that a definitive agreement between the two parties will be entered into by the end of April 2002. Celeris anticipates that the sale transaction will be voted on by the Company's shareholders at the Company's annual meeting, which is currently scheduled for May 29, 2002, with a transaction to close shortly thereafter. Upon close of the sale, the Company plans to begin an orderly liquidation of its remaining assets and liabilities with the net proceeds to be distributed to shareholders during the third quarter of 2002. There can be no assurance that the sale can or will be completed, that a delay in closing the sale will not negatively impact the Company's remaining assets after the sale and proceeds from the sale, that the Company's remaining assets after the sale and proceeds from the sale will be sufficient to cover the Company's remaining liabilities, or that the shareholders will receive liquidating distributions. If the sale cannot be completed, there can be no assurance that the Company will not sustain significant damage to its reputation with its clients and employees such that it would be able to continue to generate sufficient revenues or find sufficient external financing at terms acceptable to the Company to remain a going concern. Accordingly, if the sale cannot be completed, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financing or relief under the United States bankruptcy code.

The following table summarizes payments due by period for the Company's contractual obligations as of December 31, 2001 (in thousands):

                             PAYMENTS DUE BY PERIOD

       Contractual Obligations             Total      Less than 1 year     1-3 years      4-5 years
Operating Leases - Clinical
Monitoring and Data Management               850             524              326             --

Capital Lease Obligation - Clinical
Monitoring and Data Management               123             123               --             --

Operating Leases - Regulatory
Consulting                                   623             189              371             63
                                           -----             ---              ---             --

                                           1,596             836              697             63
                                           =====             ===              ===             ==

The Company has entered into employment agreements and change in control severance agreements with certain members of the Company's management. The employment agreements provide for minimum salary levels, participation in bonus plans and, in certain circumstances, amounts payable in connection with change in control events and severance of employment with the Company. The change in control severance agreements, in certain circumstances, provide for amounts payable in connection with change in control events.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has no derivative financial instruments or derivative commodity instruments in its cash and cash equivalents or restricted funds. The Company invests its cash and cash equivalents and restricted funds in investment grade, highly liquid investments, consisting of money market instruments and U.S. agency bonds and does not believe these investments are subject to material market risks. In addition, all of the Company's transactions are conducted and accounts are denominated in U.S. dollars. Accordingly, the Company is not exposed to foreign currency risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and related supplementary data of the Company as of and for the year ended December 31, 2001 begin on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NOMINEES FOR ELECTION AS DIRECTORS AT THE 2002 ANNUAL MEETING

Certain biographical information regarding the nominees for election as Directors, including the nominee's name, age, principal occupation, business experience and period of service as a director of the Company is set forth below.

BARBARA A. CANNON (age 50) - Ms. Cannon has served as a Director and President and Chief Executive Officer since joining the Company in October 1997. Prior to joining the Company, Ms. Cannon was a consultant from September 1996 to September 1997. She also served as acting President of Integrated Neuroscience Consortium, a specialty site management organization start-up, from January 1997 to September 1997. From September 1990 to September 1996, Ms. Cannon was employed at ClinTrials Research Inc. ("ClinTrials"), a contract research organization formed in 1990 by Ms. Cannon and others. From January 1993 to September 1996, she served as Executive Vice President at ClinTrials, where she was responsible for pharmaceutical, device and biotechnology business development. Prior to that, she served as Chief Operating Officer of ClinTrials' Nashville operations from September 1990 to December 1992.

W. HUDSON CONNERY, JR. (age 52) - Mr. Connery has served as a Director of the Company since October 1996. From March 1997 to July 1997, he served as interim Chairman of the Board of the Company. Since March 1999, Mr. Connery has been President and Chief Executive Officer of Essent Healthcare, Inc., an owner and operator of acute care hospitals. From June 1995 to October 1998, Mr. Connery was the Chairman of the Board, President and Chief Executive Officer of Arcon Healthcare Inc., ("Arcon"). In September 1998, Arcon filed a voluntary petition under Chapter 11 of the Federal Bankruptcy laws to reorganize its debts. Arcon subsequently withdrew its petition and entered into a voluntary liquidation of its business. From August 1991 to April 1995, Mr. Connery was Senior Vice President and Chief Operating Officer and a director of Health Trust, the Hospital Company.

RICHARD B. FONTAINE (age 58) - Mr. Fontaine has served as a Director of the Company since April 1998. From March 1997 to October 1997, Mr. Fontaine was a consultant to the Company. Since 1992, Mr. Fontaine has been an adjunct professor at Westminster College, Salt Lake City, Utah. From June 1995 to September 1995, he served as interim Chief Executive Officer of Health Advantage, Inc., a diabetes management subsidiary of VIVRA Specialty Partners, Inc. In 1993, he served as interim Chief Executive Officer of Vivocell Therapy, Inc.

PETER T. GARAHAN (age 55) - Mr. Garahan has served as a Director of the Company since April 1998. From December 1997 to December 1999 he was Executive Vice President and Chief Operating Officer of Amteva Technologies, Inc., an internet voice application services company. Since 1997, he has been a Principal of The Ryegate Group, a business and financial consulting firm. From 1992 to 1996, Mr. Garahan was President of Mitchell Medical (formerly Medical Decision Systems, Inc.), an information technology provider of automated medical utilization review products and services to the insurance industry and since 1994, a division of Mitchell International. From 1994 to 1996, he served as Executive Vice President - Sales and Marketing of Mitchell International. Mr. Garahan also serves as a director of Condor Technology Solutions, Inc. and Global Learning Systems, Inc.

JOHN M. NEHRA (age 53) - Mr. Nehra has served as Chairman of the Board since July 1997 and a Director of the Company since November 1992. Since 1989, Mr. Nehra has been the managing general partner of Catalyst

Ventures, Limited Partnership, a venture capital limited partnership. Since September 2000, he has been a special partner of New Enterprise Associates VI, VII, VIII, and IX Limited Partnerships ("NEA"), a venture capital limited partnership. From December 1993 to September 2000 Mr. Nehra was a general partner of NEA. Mr. Nehra also serves as a director of Iridex Corporation and Anadigm Corporation.

ANDRE G. PERNET, PH.D. (age 57) - Dr. Pernet has served as a Director of the Company since February 1999. Since August 2000, Dr. Pernet has been the Chief Executive Officer of Genset, S.A., a biotechnology company dedicated to the discovery of genes as targets for discovering drugs in the neuroscience and metabolic diseases. Dr. Pernet spent 25 years with Abbott Laboratories ("Abbott") most recently as Corporate Vice President, Research and Development, Pharmaceutical Products Division, where he was responsible for basic research and all phases of worldwide development of drugs. Dr. Pernet retired from Abbott effective March 1999. Dr. Pernet also serves as director of Stemcell Pharma.

                               EXECUTIVE OFFICERS

The following table sets forth certain information concerning the executive officers of the Company, other than Ms. Cannon whose information is set forth above.

       Name                        Age                 Position
       ----                        ---                 --------
Donald F. Fortin                   44     Vice President
Paul R. Johnson                    36     Vice President, Chief Financial Officer & Secretary


DONALD F. FORTIN, M.D.

Dr. Fortin joined Celeris in December of 1996 as Vice President. In 1995, Dr. Fortin co-founded Cordillera, LLC, a joint venture between Duke University and the Company, which was eventually acquired by the Company in 1996. From 1991 to 1996, Dr. Fortin served as Director of Data Management of the Duke University Databank for Cardiovascular Diseases. Dr. Fortin also practiced as a cardiologist from 1991 to 1998, and served as an Assistant Professor of Medicine within the division of Cardiology at Duke University Medical Center from 1993 to 1999. He is currently an Adjunct Clinical Professor of Medicine.

PAUL R. JOHNSON

Mr. Johnson joined Celeris in April of 1998 as Vice President, Chief Financial Officer & Secretary. From 1997 to 1998, Mr. Johnson was Vice President and Chief Financial Officer for Cardiology Partners of America, a physician practice management organization. In this role, Mr. Johnson directed all aspects of the company's financial operations. From 1992 to 1997, Mr. Johnson served as Corporate Controller for ClinTrials Research Inc., a clinical research services organization, where he was responsible for corporate financial reporting and extensively involved with the company's public offerings and acquisitions. Mr. Johnson is a Certified Public Accountant.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under federal securities laws, the Company's directors and officers, and any beneficial owner of more than 10% of a class of equity securities of the Company, are required to report their ownership of the Company's equity securities and any changes in such ownership to the Commission. Specific due dates for these reports have been established by the Commission, and the Company is required to disclose in this annual report on Form 10-K any delinquent filing of such reports and any failure to file such reports during the fiscal year ended December 31, 2001. The Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and 10% shareholders were satisfied.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the cash and non-cash compensation for each of the Company's last three fiscal years ended December 31, 2001, 2000 and 1999 awarded to or earned by the Chief Executive Officer of the Company and the other executive officers of the Company whose salary and bonus earned in 2001 exceeded $100,000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                     Annual Compensation                  Long-Term Compensation
                                        ----------------------------------------------   -------------------------
                                                                          Other Annual   Securities     All Other
                                                                          Compensation   Underlying   Compensation
     Name and Principal Position         Year    Salary ($)     Bonus        ($)(1)      Options(#)        ($)
--------------------------------------  ------   ----------    -------    ------------   ----------   ------------
Barbara A. Cannon                        2001     225,000           --       42,856(2)      100,000          --
President and Chief Executive Officer    2000     225,000           --       54,283(2)           --          --
                                         1999     195,000       50,000       57,979(2)      200,000          --

Donald F. Fortin, M.D.                   2001     180,263           --           --          34,000          --
Vice President                           2000     180,263           --           --              --          --
                                         1999     156,750       25,000           --          50,000          --

Paul R. Johnson                          2001     165,000           --           --          19,000          --
Vice President, Chief Financial          2000     165,000           --           --              --          --
Officer                                  1999     125,000       25,000           --          50,000          --
and Secretary



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

 (2) Represents forgiveness of principal and interest on Promissory Note between Ms. Cannon and the Company. See description under the caption "Compensation of Chief Executive Officer."

The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payouts during the fiscal year ended December 31, 2001.

STOCK OPTIONS, AWARDS, EXERCISES AND HOLDINGS

The following table sets forth certain information in connection with stock option grants during the year ended December 31, 2001 to each of the Named Executive Officers.

                OPTION GRANTS IN THE YEAR ENDED DECEMBER 31, 2001

                                                                            Potential Realizable Value at
                                                                          Assumed Annual Rates of Stock Price
                           Individual Grants                               Appreciation for Option Term (3)
----------------------------------------------------------------------  --------------------------------------
                                           Percent of
                             Number of    Total Options
                             Securities    Granted to
                              Options      Employees in    Exercise or
                              Granted      Fiscal Year      Per Share   Expiration
           Name                (#)(1)          (%)           ($)(2)       Date            5% ($)       10% ($)
-------------------------    ----------   -------------    -----------  ----------       ---------------------
Barbara A. Cannon             100,000          26.0           0.625     03/26/2011        39,306      99,609
Donald F. Fortin, M.D.         34,000           8.8           0.625     03/26/2011        13,364      33,867
Paul R. Johnson                19,000           4.9           0.625     03/26/2011         7,468      18,926

------------------

(1) Options granted to Named Executive Officers during the year ended December 31, 2001 vest 25% on each anniversary grant date over four years.

(2) All options granted under the 2000 Stock Option Plan during the fiscal year ended December 31, 2001 were granted at an exercise price equal to the fair market value of the Common Stock on the date of the grant.

(3) The 5% and 10% assumed annual growth rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of future Common Stock prices. Potential realizable value is calculated from a base stock price equal to the exercise price of the options granted.

OPTION EXERCISES AND HOLDINGS

The following table provides information concerning the exercise of options by the Named Executive Officers during the fiscal year ended December 31, 2001 and unexercised options held by the Named Executive Officers as of the end of the fiscal year ended December 31, 2001.

                       OPTION VALUES AT DECEMBER 31, 2001

                                                              Number of Unexercised            Value of Unexercised
                                                                    Options at                In-the-Money Options at
                                                              December 31, 2001 (#)           December 31, 2001 ($)(1)
                                 Shares                     ----------------------------    ---------------------------
                                Acquired
                               on Exercise       Value
        Name                       (#)         Realized     Exercisable    Unexercisable    Exercisable   Unexercisable
------------------------       -----------     --------     -----------    -------------    -----------   -------------
Barbara A. Cannon                  --             --          308,666         158,334            --             --
Donald F. Fortin, M.D.             --             --          142,833          48,167            --             --
Paul R. Johnson                    --             --          72,499           43,168            --             --

-------------------

(1) The value of unexercised in-the-money options represents the aggregate difference between the market value on December 31, 2001, based on the closing price of the Common Stock as reported on the OTC Bulletin Board and the applicable exercise prices for such options. At December 31, 2001, the closing price of the Common Stock was $0.24.

DIRECTOR COMPENSATION

Non-employee directors receive an annual retainer of $24,000 for membership on the Board of Directors, which includes compensation for membership on committees of the Board. Directors employed by the Company receive no fees solely for their service to the Company as director. Under the 1995 Director Plan, upon first being elected to the Board of Directors, all new directors who are not full-time employees receive an option to purchase 2,222 shares of Common Stock, and each non-employee director on the day after each annual meeting of the Company's shareholders automatically receives an option to purchase an additional 667 shares of Common Stock. Stock options are granted under the 1995 Director Plan with an exercise price equal to the fair market value of the Common Stock at the grant date, vest over a one-year period and expire after ten years. In addition, the Company reimburses reasonable travel, lodging and other incidental expenses incurred by the directors in attending meetings of the Board of Directors and committees. In addition to his compensation received for membership on the Board of Directors, Mr. Garahan also received $2,000 from the Company for providing certain consulting services during the year ended December 31, 2001.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT ARRANGEMENTS

Ms. Cannon. In October 1997, the Company entered into an employment agreement with Ms. Cannon, as the Company's President and Chief Executive Officer, pursuant to which she agreed to provide services to the Company for an annual salary of $195,000. Ms. Cannon is also eligible to receive a bonus in an amount of up to 50% of her base salary upon achievement of certain performance targets. The employment agreement provides for a two-year term with an automatic renewal unless either party gives written notice of its intent not to renew the agreement. The employment agreement may be terminated (i) upon the death or disability of Ms. Cannon, (ii) by the Board of Directors for "Cause" or without "Cause," or (iii) by Ms. Cannon for "Good Reason" or without "Good Reason." If Ms. Cannon's termination is without "Cause" or for "Good Reason," the Company will continue to provide to Ms. Cannon her base salary and health insurance benefits for a period of eighteen months following the date of such termination. If, within twelve months after a "Change in Control" of the Company, the Company terminates Ms. Cannon's employment, except for "Cause," or Ms. Cannon terminates her employment for "Good Reason," the Company will pay to Ms. Cannon an amount in cash equal to two times her annual base salary in effect immediately prior to the "Change in Control."

In connection with her employment, Ms. Cannon agreed to purchase 36,364 shares of Common Stock, payment for which was in the form of a promissory note in favor of the Company in the principal amount of $200,000 (the "Promissory Note") and $100,000 cash. Under the terms of the Promissory Note, the unpaid principal amount and all accrued interest is due and payable on October 8, 2001. However, pursuant to the terms of the Promissory Note, the principal amount due was reduced by $50,000 on October 8, 1998 and all interest accrued on that date was forgiven as the condition that Ms. Cannon remain with the Company was met. From October 8, 1998, the principal amount due has been and will be reduced each calendar month that Ms. Cannon continues to be employed by the Company in an amount of $4,167 and all interest accrued through such date will be forgiven. At December 31, 2001, the entire principal amount due under the Promissory Note had been forgiven. The Promissory Note was secured by a security interest in 24,242 shares of the Common Stock purchased by Ms. Cannon.

Dr. Fortin. In December 2000, the Company entered into an employment agreement with Dr. Fortin. Dr. Fortin agreed to provide services to the Company for an initial annual base salary of $180,263 for a three-year term. The employment agreement may be terminated upon the death or disability of Dr. Fortin or by the President/CEO for "Cause" or without "Cause." If Dr. Fortin's termination is without "Cause" the Company will continue to pay to Dr. Fortin his base salary for a period of twelve months following the date of such termination. If, within twelve months after a "Change in Control" of the Company, the Company terminates Dr. Fortin's employment, except for "Cause," or Dr. Fortin terminates his employment for "Good Reason," the Company will pay to Dr. Fortin an amount in cash equal to one year of his annual base salary in effect immediately prior to the "Change in Control."

Mr. Johnson. In January 2001, the Company entered into a change in control severance agreement with Mr. Johnson. The agreement has a two-year term. If, during this term and within twelve months after a "Change in Control" of the Company, the Company terminates Mr. Johnson's employment, except for "Cause," or Mr. Johnson terminates his employment for "Good Reason," the Company will pay to Mr. Johnson an amount in cash equal to one year of his annual base salary in effect immediately prior to the "Change in Control."

             COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

COMPENSATION POLICY

The Compensation Committee intends to make the Company's executive compensation package competitive with the marketplace, with an emphasis on compensation in the form of equity ownership, the value of which is contingent on the long-term market performance of the Company's Common Stock. The Compensation Committee also seeks to control the Company's fixed salary costs and to enhance the Company's annual performance by providing executive officers with opportunities to earn annual cash bonuses for achieving Company and individual performance goals. In establishing the Company's compensation policies, the Compensation Committee also considers information regarding compensation levels and practices at other companies in the clinical research service industry, which the Compensation Committee regards as comparable to the Company. Although the Compensation Committee does not establish specific targets for compensation for the Company's executive officers relative to executive officers at comparable companies, the Compensation Committee believes that the compensation for the Company's executive is competitive with executive compensation for such comparable companies.

EXECUTIVE OFFICER COMPENSATION

The annual compensation package of executive officers of the Company provides for base salaries, as well as for the opportunity to receive annual bonuses that are related, among other factors, to Company performance and individual performance. The Company also provides long-term equity based compensation generally through participation in the 1993 Stock Option Plan and will continue to provide through the 2000 Stock Option Plan. This assures that key management employees have a meaningful stake in the Company, the ultimate value of which is dependent on the Company's long-term stock price appreciation and that the interests of executive officers are aligned with those of the Company's shareholders.

Base Salary. The Company competes for talented executives with a wide variety of companies. Executive officer's base salaries reflect their positions and experience, as well as the compensation package required to attract them to the Company in light of relevant market factors. Annual base salary increases for executive officers are established as a result of an analysis of each executive's individual performance during the prior year, the overall performance of the Company during the prior year and his or her level of responsibility, prior experience and breadth of knowledge. The Company believes that current executive officer salaries are competitive with comparable companies.

Annual Bonus. To control fixed salary costs and reward annual performance, the Company pays annual bonuses to executive officers for achieving Company and individual performance goals. In setting annual bonus awards, the Compensation Committee considers, among other factors, the Company's revenue growth, the development and expansion of its business, improvement of management structures and general management objectives. Actual awards are recommended by the Chief Executive Officer and approved by the Compensation Committee based on its assessment of each executive's individual performance and responsibility for the Company's financial and business condition.

Stock Options. The 1993 Stock Option Plan and the 2000 Stock Option Plan permit grants of incentive stock options and non-qualified stock options. The incentive stock options are granted with an exercise price at the fair market value on the grant date, vest over a four or five year period depending on the date of issuance, and expire after ten years. Non-qualified stock options are granted with exercise prices established by the Board of Directors, typically the fair market value on the grant date. Non-qualified stock options vest from immediately after the date of grant up to five years after the date of grant and expire after ten years. Accordingly, stock options have value only if the stock price appreciates from the date such options are granted. This component of executive compensation focuses executives on long-term creation of shareholder value and encourages equity ownership in the Company. In determining the actual size of stock option awards under the Stock Option Plans, the Compensation Committee considers the value of the stock on the date of grant, competitive practices, the executive's stock holdings, the amount of options previously granted to the executive, individual performance and the Company's performance.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

Barbara A. Cannon. Ms. Cannon became the President and Chief Executive Officer of the Company on October 6, 1997. Ms. Cannon and the Company entered into an employment agreement, dated October 6, 1997, which is described under the heading, "EXECUTIVE COMPENSATION-Employment Contracts and Termination of Employment Arrangements."

The Compensation Committee and the Board of Directors approved a total compensation package that was designed to be competitive with compensation provided to chief executive officers at companies of size comparable to the Company as well as provide a compensation level and structure necessary to obtain an executive with Ms. Cannon's experience and credentials. Ms. Cannon's employment agreement provides for an annual salary of $195,000 and a bonus in an amount of up to 50% of her base salary upon achievement of certain performance targets established by the Board of Directors, after consultation with Ms. Cannon, prior to each fiscal year. Effective January 2000, Ms. Cannon's annual salary was increased to $225,000. No bonuses were awarded for 2000 or 2001. Ms. Cannon's employment agreement also provides for a promissory note in the amount of $200,000 for the purchase of Company stock. The principal and interest due under the promissory note is reduced based on Ms. Cannon's continued employment with the Company, which in 2001 resulted in compensation of $42,856. At December 31, 2001, Ms. Cannon's continued employment with the Company had reduced the balance owed under the promissory note to zero.

TAX DEDUCTIBILITY OF EXECUTIVE COMPENSATION

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits the tax deduction of $1 million per year for compensation paid to executive officers named in the "Summary Compensation Table" unless certain requirements are met. Section 162(m) did not affect the deductibility of compensation paid to the Company's executive officers in 2001. The Compensation Committee, along with the Company, will continue to evaluate the Company's compensation plans and programs in view of the Section 162(m) limitation. The Compensation Committee may at some point in the future approve executive compensation, including incentive compensation, which exceeds the deductibility limits established under Section 162(m) of the Code.

This report of the Compensation Committee shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such acts.

                                                             RICHARD B. FONTAINE
                                                                   JOHN M. NEHRA
                                                          ANDRe g. pERNET, ph.D.
                                       The Members of the Compensation Committee

STOCK PRICE PERFORMANCE GRAPH AND TABLE

     The following graph and table compare the cumulative total shareholder return of $100 invested on January 1, 1997 in (a) the Company, (b) the Center for Research in Security Prices ("CRSP") Index for Nasdaq Stock Market (U.S. Companies) ("Nasdaq U.S. Stock Index") and (c) the CRSP Index for Nasdaq Health Services Stocks ("Nasdaq Health Services Index"). The table assumes the reinvestment of all dividends.


                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS

                              (PERFORMANCE GRAPH)

-------------------------------------------------------------------------------------
                            12/1996   12/1997   12/1998   12/1999   12/2000   12/2001
-------------------------------------------------------------------------------------
Celeris Corporation          100.0      19.7       9.8       6.3       3.0       1.0
Nasdaq Stock Market (US
  Companies)                 100.0     122.5     172.7     320.8     193.0     153.1
Nasdaq Health Services
  Stocks SIC 8000-8099
  US & Foreign               100.0     102.6      87.0      70.0      96.0     103.8


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 28, 2002 (unless otherwise indicated), information regarding the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own 5% or more of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each of the Company's Named Executive Officers and (iv) all Directors and executive officers as a group. Except as otherwise indicated, all persons listed below have sole voting and investment powers with respect to the shares indicated:

            NAME AND ADDRESS OF BENEFICIAL OWNER                          NUMBER          PERCENT(1)
            ------------------------------------                          ------          ---------
John M. Nehra (2)(3)
1119 St. Paul Street
Baltimore, MD 21202                                                        452,364            13.1%

Catalyst Ventures, Limited Partnership
1119 St. Paul Street
Baltimore, MD 21202                                                        419,026            12.2%

Barbara A. Cannon (4)
Celeris Corporation
1801 West End Avenue, Suite 750
Nashville, TN 37203                                                        370,029             9.8%

Kyle and Ann Krueger (5)
150 2nd Avenue, North
Suite 860
St. Petersburg, FL  33701                                                  285,900             8.3%

Donald F. Fortin, M.D. (6)
Celeris Corporation
5150 McCrimmon Parkway, Suite 405
Morrisville, NC 27560                                                      153,833             4.3%

Paul R. Johnson  (7)
Celeris Corporation
1801 West End Avenue, Suite 750
Nashville, TN 37203                                                         77,249             2.2%

Richard B. Fontaine (8)
155 Webster Ct.
Park City, UT 84060                                                         24,890               *

W. Hudson Connery, Jr. (9)
5520 South Stanford
Nashville, TN 37215                                                         11,223               *

Andre Pernet, Ph.D. (10)
1221 South Estate Lane
Lake Forest, IL 60045                                                        7,556               *

Peter T. Garahan (11)
10200 Akhpamar Dr.
Great Falls, VA 22066                                                        5,556               *

All Executive Officers and Directors as a group (8 persons)(12)          1,102,700            29.4%


-------------------

* Represents beneficial ownership of less than 1%.

(1) Shares of Company Common Stock subject to options exercisable within 60 days of February 28, 2001 ("Currently Exercisable Options") are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(2)      Includes 32,779 shares issuable pursuant to Currently Exercisable
         Options.

(3) Includes shares owned by Catalyst Ventures, Limited Partnership ("Catalyst"). Mr. Nehra, a director of the Company, is managing general partner of Catalyst.. By virtue of this position, Mr. Nehra may be deemed to share voting and investment control over the shares owned by Catalyst. Therefore, Mr. Nehra may be deemed a beneficial owner of those shares. Mr. Nehra disclaims any beneficial ownership of such shares.

(4)      Includes 333,666 shares issuable pursuant to Currently Exercisable
         Options.

(5) Based solely on a Schedule 13D, dated November 30, 2001, Kyle and Ann Krueger are record holders of 285,900 shares as joint tenants by entirety. Mr. and Mrs. Krueger hold the securities of the Company for investment purposes. Mr. and Mrs. Krueger as joint tenants by entirety possess voting power over the shares owned.

(6)      Includes 151,333 shares issuable pursuant to Currently Exercisable
         Options.

(7)      Includes 77,249 shares issuable pursuant to Currently Exercisable
         Options.

(8)      Includes 14,890 shares issuable pursuant to Currently Exercisable
         Options.

(9)      Includes 4,890 shares issuable pursuant to Currently Exercisable
         Options.

(10)     Includes 3,556 shares issuable pursuant to Currently Exercisable
         Options.

(11)     Includes 4,223 shares issuable pursuant to Currently Exercisable
         Options.

(12)     Includes 622,586 shares issuable pursuant to Currently Exercisable
         Options.

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
*3.1                     Restated Articles of Incorporation of the Company, as amended

**3.2                    Amendment to Articles of Incorporation of the Company for name change

*3.3                     Bylaws of the Company

**4.1                    Form of Certificate for Common Stock

***4.2                   Rights  Agreement  dated March 6, 2001,  between the Company and Wells Fargo Bank Minnesota,
                         N.A.,  including  Certificate of  Designations,  Preferences and Rights (Exhibit A), Form of
                         Rights Certification (Exhibit B), and Form of Summary of Rights (Exhibit C)

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

******10.6               Employment Agreement dated October 6, 1997 between Summit Medical Systems,  Inc. and Barbara
                         A. Cannon

*******10.7              Asset Purchase Agreement,  dated November 25, 1998, between Velos Medical Informatics,  Inc.
                         and Summit Medical Systems, Inc.

********10.8             Fifth Amendment to the Celeris Corporation Stock Option Plan of 1993

*********10.9            Celeris Corporation 2000 Stock Option Plan

**********10.10          Employment  Agreement  between  Celeris  Corporation and Donald F. Fortin dated December 31, 2000

**********10.11          Change in Control Severance Agreement between Celeris Corporation and Paul R. Johnson dated
                         January 4, 2001

***********10.12         Loan and Security Agreement, dated June 1, 2001, between Celeris Corporation, its subsidiary C. L. McIntosh & Associates, Inc. and Heller Healthcare Finance Inc.

***********10.13         Revolving Credit Note, dated June 1, 2001, payable by Celeris Corporation and its subsidiary C. L. McIntosh & Associates, Inc. to Heller Healthcare Finance Inc.

***********10.14         First Amendment to the Celeris Corporation 1995 Non-Employee Director Stock Option Plan

23.1                     Consent of Arthur Andersen LLP

99.1                     Press Release dated April 1, 2001

99.2                     Letter to the SEC Responsive to Temporary Note 3T to Article 3 of Regulation S-X

-------------------

*                        Incorporated  by reference  to the  Company's  Registration  Statement on Form S-1 (File No.
                         33-93700).

**                       Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                         December 31, 1998 (File No. 0-26390).

*** Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form 8-A dated
                         March 6, 2001 (File No. 0-26390).

****                     Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 0-26390).

*****                    Incorporated by reference to the Company's Current Report on Form 8-K filed January 14,
                         1997 (File No. 0-26390).

******                   Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                         December 31, 1997 (File No. 0-26390).

*******                  Incorporated by reference to the Company's Current Report on Form 8-K dated January 8, 1999
                         (File No. 0-26390).

********                 Incorporated by reference to Exhibit A to the Company's
                         Definitive Proxy on Schedule 14A filed March 24, 2000
                         (File No. 0-26390).

*********                Incorporated by reference to Exhibit B to the Company's
                         Definitive Proxy on Schedule 14A filed March 24, 2000
                         (File No. 0-26390).

**********               Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                         December 31, 2000 (File No. 0-26390).

***********              Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 0-26390).


(b) No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Date:  April 1, 2002                      CELERIS CORPORATION


                                   By           /S/ BARBARA A. CANNON
                                   -------------------------------------------
                                                  BARBARA A. CANNON
                                        President and Chief Executive Officer


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

             SIGNATURE                                     TITLE                                DATE
             ---------                                     -----                                ----
         /S/ JOHN M. NEHRA                Chairman of the Board                            April 1, 2002
-------------------------------------
           JOHN M. NEHRA


       /S/ BARBARA A. CANNON              President and Chief Executive Officer            April 1, 2002
-------------------------------------     and Director (principal executive
         BARBARA A. CANNON                officer)


        /S/ PAUL R. JOHNSON               Vice President and Chief                         April 1, 2002
-------------------------------------     Financial Officer and Secretary
          PAUL R. JOHNSON                 (principal financial
                                          and accounting officer)


     /S/ W. HUDSON CONNERY, JR.           Director                                         April 1, 2002
-------------------------------------
       W. HUDSON CONNERY, JR.


      /S/ RICHARD B. FONTAINE             Director                                         April 1, 2002
-------------------------------------
        RICHARD B. FONTAINE


        /S/ PETER T. GARAHAN              Director                                         April 1, 2002
-------------------------------------
          PETER T. GARAHAN


     /S/ ANDRE G. PERNET, PH.D.           Director                                         April 1, 2002
-------------------------------------
       ANDRE G. PERNET, PH.D

                      CELERIS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS


                                    CONTENTS



Consolidated Financial Statements:

         Consolidated Balance Sheets as of December 31, 2001 and 2000......................................F-2
         Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999........F-3
         Consolidated Statements of Shareholders' Equity...................................................F-4
         Consolidated Statements of Cash Flows.............................................................F-5
         Notes to Consolidated Financial Statements........................................................F-6

Report of Independent Public Accountants..................................................................F-17

Schedule II - Valuation and Qualifying Accounts............................................................S-1

                      CELERIS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                                                As of December 31,
                                                                             ----------------------
                                                                               2001         2000
                                                                             --------      --------
       ASSETS
Current assets:
       Cash and cash equivalents                                             $  2,465      $  4,728
       Restricted funds                                                           342           510
       Accounts receivable, net of allowance of $162
          and $258, respectively                                                2,341         1,868
       Other current assets                                                       239           216
                                                                             --------      --------
             Total current assets                                               5,387         7,322

Furniture, fixtures and equipment:
       Furniture and fixtures                                                     607           606
       Computer and telephone equipment                                         2,325         2,153
       Leasehold improvements                                                     248           242
                                                                             --------      --------
                                                                                3,180         3,001
       Less accumulated depreciation                                           (2,313)       (1,676)
                                                                             --------      --------
                                                                                  867         1,325
                                                                             --------      --------
             Total assets                                                    $  6,254      $  8,647
                                                                             ========      ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                                 $    757      $    798
       Deferred revenue and payables                                            1,379           605
       Accrued compensation                                                        95           289
       Current portion of capital lease obligation                                123           124
       Net liabilities of discontinued operations                                  --            99
                                                                             --------      --------
             Total current liabilities                                          2,354         1,915

Capital lease obligation, net of current portion                                   --           123

COMMITMENTS AND CONTINGENCIES                                                      --            --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511 shares authorized;
             3,424 and 3,316 shares issued and outstanding, respectively           34            33
       Additional paid-in capital                                              68,749        68,722
       Accumulated deficit                                                    (64,883)      (62,146)
                                                                             --------      --------
             Total shareholders' equity                                         3,900         6,609
                                                                             --------      --------
             Total liabilities and shareholders' equity                      $  6,254      $  8,647
                                                                             ========      ========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                For the Years Ended December 31,
                                                             ------------------------------------
                                                               2001          2000          1999
                                                             --------      --------      --------
Revenues:
      Clinical research services                             $  8,957      $ 10,268      $  9,253
      Project pass-through expenses                               802           940           871
                                                             --------      --------      --------
                                                                9,759        11,208        10,124
Cost of revenues:
      Clinical research services                                6,269         7,236         6,312
      Project pass-through expenses                               802           940           871
                                                             --------      --------      --------
                                                                7,071         8,176         7,183

           Gross profit                                         2,688         3,032         2,941
General and administrative expenses                             5,554         6,997         7,508
                                                             --------      --------      --------
           Loss from operations                                (2,866)       (3,965)       (4,567)
Interest income, net                                              129           337           537
                                                             --------      --------      --------
           Loss from continuing operations                     (2,737)       (3,628)       (4,030)

Discontinued operations:
      Gain (loss) on disposal of discontinued operations           --          (985)        1,915
                                                             --------      --------      --------
           Net loss                                          $ (2,737)     $ (4,613)     $ (2,115)
                                                             ========      ========      ========

Basic income (loss) per common share:
      Continuing operations                                  $  (0.82)     $  (1.14)     $  (1.29)
      Discontinued operations                                      --         (0.31)         0.61
                                                             --------      --------      --------
                                                             $  (0.82)     $  (1.45)     $  (0.68)
                                                             ========      ========      ========

Diluted income (loss) per common share:
      Continuing operations                                  $  (0.82)     $  (1.14)     $  (1.29)
      Discontinued operations                                      --         (0.31)         0.61
                                                             --------      --------      --------
                                                             $  (0.82)     $  (1.45)     $  (0.68)
                                                             ========      ========      ========

Weighted average shares outstanding:
       Basic                                                    3,337         3,174         3,115
       Diluted                                                  3,337         3,174         3,115



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                              Common Stock       Additional
                                                         --------------------      Paid-in      Accumulated
                                                          Shares       Amount      Capital        Deficit         Total
                                                         -------      -------     ---------     ----------    ------------
Balance at January 1, 1999                                 3,140      $    31     $  67,592      $ (55,418)     $  12,205
     Employee stock purchase plan                             42           --            69             --             69
     Repurchase of common stock                              (62)          --          (196)            --           (196)
     Value of options issued for services                     --           --            53             --             53
     Net loss                                                 --           --            --         (2,115)        (2,115)
                                                         -------      -------     ---------      ---------      ---------
Balance at December 31, 1999                               3,120           31        67,518        (57,533)        10,016
     Exercise of stock options                                10           --            54             --             54
     Employee stock purchase plan                             86            1            73             --             74
     Common stock and common stock warrants
       issued in settlement of securities litigation         100            1         1,077             --          1,078
     Net loss                                                 --           --            --         (4,613)        (4,613)
                                                         -------      -------     ---------      ---------      ---------
Balance at December 31, 2000                               3,316           33        68,722        (62,146)         6,609
     Employee stock purchase plan                            108            1            27             --             28
     Net loss                                                 --           --            --         (2,737)        (2,737)
                                                         -------      -------     ---------      ---------      ---------
Balance at December 31, 2001                               3,424      $    34     $  68,749      $ (64,883)     $   3,900
                                                         =======      =======     =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                     For the Years Ended December 31,
                                                                                    ---------------------------------
                                                                                     2001          2000         1999
                                                                                    -------      -------      -------
OPERATING ACTIVITIES:
   Net loss                                                                         $(2,737)     $(4,613)     $(2,115)
   Adjustments to reconcile net loss to net cash used in
       continuing operating activities:
       Depreciation                                                                     637          661          457
       Provision for bad debts                                                           99          206          198
       Loss (gain) on disposal of discontinued operations                                --          985       (1,915)
       Value of options issued for consulting services                                   --           --           31

   Changes in operating assets and liabilities:
       Accounts receivable                                                             (572)        (300)        (455)
       Other current assets                                                             (23)         850         (639)
       Accounts payable and accrued expenses                                            (41)        (270)          90
       Deferred revenue and payables                                                    774          159           48
       Accrued compensation                                                            (194)        (164)         173
                                                                                    -------      -------      -------
             Net cash used in continuing operating activities                        (2,057)      (2,486)      (4,127)

INVESTING ACTIVITIES:
   Sales and maturities of short-term investments                                        --        1,023        6,061
   Purchases of furniture, fixtures and equipment                                      (179)        (252)        (880)
   Decrease (increase) in restricted funds                                              168           35         (391)
                                                                                    -------      -------      -------
             Net cash provided by (used in) investing activities                        (11)         806        4,790

FINANCING ACTIVITIES:
   Principal payments on capital lease obligation                                      (124)        (113)          --
   Net proceeds from common stock transactions                                           28          128           69
   Proceeds from revolving line of credit                                                50           --           --
   Payments on revolving line of credit                                                 (50)          --           --
   Repurchase of common stock                                                            --           --         (196)
                                                                                    -------      -------      -------
            Net cash provided by (used in) financing activities                         (96)          15         (127)
Cash used in discontinued operations                                                    (99)      (1,004)      (1,124)
                                                                                    -------      -------      -------
Decrease in cash and cash equivalents                                                (2,263)      (2,669)        (588)
Cash and cash equivalents at beginning of period                                      4,728        7,397        7,985
                                                                                    -------      -------      -------
Cash and cash equivalents at end of period                                          $ 2,465      $ 4,728      $ 7,397
                                                                                    =======      =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                      $    17      $    27      $    --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      Assets acquired under capital lease obligation                                $    --      $   383      $    --
      Issuance of common stock for settlement of securities litigation              $    --      $   200      $    --
      Issuance of common stock warrants for settlement of securities litigation     $    --      $   878      $    --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


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

2.       FINANCIAL CONDITION, RESULTS OF OPERATIONS,  CASH FLOWS, AND RECENT
         DEVELOPMENTS

The Company has experienced operating losses for each of the past five years, expects to continue to experience operating losses and has limited resources available to meet its operating and capital expenditure requirements in 2002. Net losses for the year ended December 31, 2001 were $2.74 million, and the Company had an accumulated deficit of $64.88 million at December 31, 2001. Losses from the Company's continuing operations since 1998 have contributed $12.51 million of the total accumulated deficit of $64.88 million as of December 31, 2001. The Company has historically funded its operating losses with its cash and cash equivalents balances. As of December 31, 2001, the Company maintains cash and cash equivalents of $2.81 million, including restricted funds of $342,000 related to certain lease agreements that extend to August 2003. Additionally, the Company has conditional access of up to $1.5 million under its revolving line of credit (see Note 4) as of December 31, 2001. The Company believes that its cash and cash equivalents, including restricted cash, of $2.81 million at December 31, 2001, may not be sufficient to fund its operations throughout 2002. Further, the Company may not be able to maintain the $3.0 million minimum net worth covenant required by the revolving line of credit (see
Note 4) based on its projected operating losses in 2002. As such, the Company may not be able to access the revolving line of credit during or after the second quarter of 2002.

The Company announced on April 1, 2002, that it had entered into a non-binding letter of intent to sell substantially all of its assets to STATPROBE, Inc. ("STATPROBE"). The negotiation of a definitive agreement will commence immediately. Prior to the signing of the purchase agreement, STATPROBE must satisfactorily complete its review of Celeris' operations. The Company believes that a definitive agreement between the two parties will be entered into by the end of April 2002. Celeris anticipates that the sale transaction will be voted on by the Company's shareholders at the Company's annual meeting, which is currently scheduled for May 29, 2002, with a transaction to close shortly thereafter. Upon close of the sale, the Company plans to begin an orderly liquidation of its remaining assets and liabilities with the net proceeds to be distributed to shareholders during the third quarter of 2002. There can be no assurance that the sale can or will be completed, that a delay in closing the sale will not negatively impact the Company's remaining assets after the sale and proceeds from the sale, that the Company's remaining assets after the sale and proceeds from the sale will be sufficient to cover the Company's remaining liabilities, or that shareholders will receive liquidating distributions. If the sale cannot be completed, there can be no assurance that the Company will not sustain significant damage to its reputation with its clients and employees such that it would be able to continue to generate sufficient revenues or find sufficient external financing at terms acceptable to the Company to remain a going concern. Accordingly, if the sale cannot be completed, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financing or relief under the United States bankruptcy code. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2001, the Company began emphasizing the importance of its clinical trial management services (clinical monitoring and data management services). As a result, the regulatory consulting business has reduced significantly in size and the Company plans a shut down of the business in the second quarter of 2002.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Segments

Clinical Monitoring Services. The Company provides highly trained, experienced clinical monitors on a contract basis to clients. These individuals assist clients in their clinical trials by ensuring that the records and data produced by a trial meet appropriate guidelines.

Data Management Services. The Company provides data management services on a contract basis to clients. These services ensure that the large amounts of data produced in clinical trials are properly collected and analyzed. In addition, the Company has developed KnowledgePort(TM), a secure web portal that allows clients continuous access to study data.

Regulatory Consulting. Through its subsidiary, C.L. McIntosh & Associates, Celeris provides regulatory consulting services, primarily to medical device and biologic manufacturers. The Company assists manufacturers in obtaining and maintaining Food and Drug Administration ("FDA") clearance to market their products and to comply with all applicable FDA regulations. During 2001, the Company began emphasizing the importance of its clinical trial management services (clinical monitoring and data management services). As a result, the regulatory consulting business has reduced significantly in size and will be shut down in the second quarter of 2002.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Revenue Recognition

Clinical research services revenues on fee-for-service contracts are recognized when the related service has been rendered. Clinical research services revenues for services rendered in connection with contractual arrangements other than fee-for-service contracts are recognized using the percentage-of-completion method of accounting, in accordance with the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AcSEC") Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Contracts generally range in duration from a few months to in excess of one year. Revenue is recognized as costs are incurred on the basis of the relationship between costs incurred and total estimated costs at contract completion.

Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in project performance, project conditions and estimated profitability, including those arising from final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Because contractual arrangements other than fee-for-service contracts dictate billing schedules that do not necessarily coincide with revenue recognition, the Company recognizes, as assets, revenues recognized in excess of amounts billed and, as liabilities, billings in excess of revenues recognized. The related assets are included on the accompanying consolidated balance sheets in accounts receivable and amount to $766,000 and $432,000 at December 31, 2001 and 2000, respectively. The related liabilities are included on the accompanying consolidated balance sheets in deferred revenue and payables and amount to $1,255,000 and $477,000 at December 31, 2001 and 2000, respectively.

Effective October 1, 2000, the Company adopted the Securities and Exchange Commission ("SEC") Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", as amended ("SAB 101"), and the related Emerging Issue Task Force's Issue No. 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent" ("EITF 99-19"). Accordingly, the Company has recognized, as revenue and expense, amounts billed to clients relating to project pass-through expenses incurred in the performance of the Company's clinical research services in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value. As of December 31, 2001, the Company had approximately $342,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases periodically over the term of the leases, which extend to August 2003.

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

Other Current Assets

Other current assets at December 31, 2001 and 2000, consist primarily of prepaid expenses.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment are stated at cost. The Company provides for depreciation using the straight-line method at rates designed to amortize the cost of furniture, fixtures and equipment over their estimated useful lives of three to five years. Depreciation expense was $637,000, $661,000 and $457,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Depreciation expense is included in general and administrative expenses on the accompanying consolidated statements of operations.

The Company evaluates the carrying value of long-lived furniture, fixtures and equipment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company's evaluation considers nonfinancial data such as changes in the operating environment and business strategy, competitive information, market trends and operating performance. Based on this evaluation, the Company has not identified any impaired long-lived assets at December 31, 2001 or 2000.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes". Deferred income taxes are calculated for the temporary differences between the financial reporting and tax bases of assets and liabilities.

Stock-Based Compensation

SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employee", and related Interpretations, under which no compensation cost related to employee stock options has been recognized as further described in Note 10. Stock options issued to non-employees of the Company are accounted for in accordance with SFAS No. 123.

Comprehensive Income

The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for displaying comprehensive income and its components in a full set of financial statements. Comprehensive income encompasses all changes in shareholder's equity except those arising from transactions with owners. Comprehensive income for each year in the three year period ended December 31, 2001 was equivalent to net income for the Company.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts related to cash and cash equivalents, restricted funds, accounts receivable, other current assets, accounts payable and accrued expenses, deferred revenue and payables, accrued compensation, current and long-term portions of the capital lease obligation, and the liabilities of discontinued operations approximate fair value at December 31, 2001 and 2000, due to the relatively short maturities of such instruments.

Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supercedes APB Opinion No. 16, "Business Combinations" and requires all business combinations consummated after June 30, 2001, to be accounted for using the purchase method of accounting. In addition, SFAS No. 141 requires that identifiable intangible assets be recognized apart from goodwill based on meeting certain criteria. The Company adopted SFAS No. 141 in the third quarter of 2001 and the adoption had no impact on the accompanying consolidated financial statements.

SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to at least annual impairment tests based on their fair value.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Further, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of discontinued operations to include a component of an entity (rather than a segment of a business).

The Company will adopt SFAS No. 142 and No. 144 on January 1, 2002. The Company does not anticipate the adoption of these pronouncements will have a material effect on their consolidated financial position, results of operations or cash flows.

Legal Costs

The Company's policy is to accrue all probable and estimatable legal fees as they are identified.

Reclassifications

Certain amounts previously reported in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

4.       REVOLVING LINE OF CREDIT

On June 1, 2001, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution, providing for a revolving line of credit in the maximum principal amount of $1.5 million. The revolving line of credit became effective and the Company began borrowing during the fourth quarter of 2001. The revolving line of credit is secured by all of the Company's receivables and has a term of two years. Borrowings under the revolving line of credit may not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving line of credit accrues at prime plus 2.0% (6.75% at December 31, 2001). In addition, there is a usage fee of 0.50% per annum and a loan management fee of 1.0% per annum. During 2001 the Company borrowed and repaid $50,000 under the revolving line of credit, and as of December 31, 2001, the Company had no loan balance outstanding.

The revolving line of credit requires the Company to maintain certain covenants. As of December 31, 2001, the Company is in compliance with all covenants related to the revolving line of credit. As discussed in Note 3, based on projected net losses the Company anticipates that it will violate the $3.0 million minimum net worth covenant in the second quarter of 2002 unless it is able to negotiate a modification to this covenant. There can be no assurance that such modification will be made to the $3.0 million minimum net worth covenant or that the terms of such modification will be acceptable to the Company.

5.       DISCONTINUED OPERATIONS

The Company discontinued its software business in June of 1998, and later sold the assets of that business in December of 1998. The financial position and results of operations of the software business are reported as discontinued operations in the accompanying consolidated financial statements and all prior period amounts have been restated to reflect the discontinued operations.

During 1999, the Company recorded a $1.30 million gain on disposal of discontinued operations representing proceeds received from the sale of the software business. Additionally, the Company lowered its estimates of liabilities retained from the software business during 1999 and, in doing so, recorded an additional gain on disposal of discontinued operations of $615,000.

During 2000, the Company recorded a $1.83 million loss on disposal of discontinued operations representing the value of the settlement of its outstanding securities litigation. Additionally, the Company lowered its estimates of liabilities retained from the software business during 2000 and, in doing so, partially offset the loss on disposal of discontinued operations discussed above by approximately $845,000. During the third quarter of 2001, the Company identified and paid sales tax liabilities related to certain software product sales made prior to the disposal of the software business. As of December 31, 2001, the Company believes no significant liabilities remain related to the disposal of the software business.

6.       INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income (loss) for the period by the weighted average number of shares of common stock outstanding during the period. The computation of diluted income (loss) per common share requires that the number of weighted average shares outstanding be increased for the assumed exercise of dilutive common stock equivalents using the treasury stock method.

Weighted average shares (in thousands) used in computing income (loss) per share are as follows:

                                                                       YEAR ENDED DECEMBER 31
                                                                     -------------------------
                                                                     2001       2000      1999
                                                                     -----     -----     -----
Weighted average common shares outstanding                           3,337     3,174     3,115
Dilutive effect of stock options and stock warrants outstanding,
     using modified treasury stock method                               --        --        --
                                                                     -----     -----     -----
Shares used in computing diluted income (loss) per share             3,337     3,174     3,115
                                                                     =====     =====     =====

The shares used in computing diluted income (loss) per share for the years ended December 31, 2001, 2000 and 1999 do not include common stock equivalents of 1,758,000, 1,537,000 and 1,190,000, respectively, as their effect would be antidilutive.

7.       COMMON STOCK

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the plan in August 1997 through July 1999, the Company repurchased 439,867 shares of common stock in conjunction with this program at prices ranging from $2.44 to $10.13, for a total of $3.05 million. The Company has not repurchased shares of common stock since July 1999. As of December 31, 2001, there were 3,423,987 shares of the Company's common stock outstanding.

As discussed in Note 5, the Company settled its outstanding securities litigation in 2000. As a part of the settlement the Company issued warrants to purchase 500,000 shares of common stock at $4.00 over five years. The value of the warrants was part of the $1.83 million loss on disposal of discontinued operations recorded in 2000. Because the terms and conditions of the settlement were approved by the District Court after a hearing upon the fairness of such terms and conditions, the warrants were not registered and were issued in reliance on the exemption set forth in Section 3(a)(10) of the Securities Act of 1933, as amended.

8.       COMMITMENTS AND CONTINGENCIES

Litigation

The Division of Enforcement of the SEC began an investigation of the Company on March 27, 1997, relating to the Company's restatement of certain financial statements related to the Company's discontinued software business. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

The Company is involved in certain other legal matters. It is the opinion of management that such legal matters will not have a material effect on the results of operations, financial condition or liquidity of the Company.

Leases

The Company leases its office space and certain office equipment under various operating leases, which expire at various dates through April 2005. The Company is required to pay a pro rata share of taxes and utilities for each of the office locations.

During 2000, the Company leased certain computer equipment, which when evaluated using the criteria for classifying leases in SFAS No. 13 "Accounting for Leases," was deemed to be a capital lease. At December 31, 2001, the Company's computer and telephone equipment included $346,000 less related accumulated depreciation of $220,000 attributable to assets held under the capital lease. The capital lease expires at the end of 2002. Future minimum payments under the Company's operating and capital leases at December 31, 2001 are as follows (in thousands):

                                   OPERATING     CAPITAL
         FISCAL YEAR                 LEASES       LEASE      TOTAL
                                   ---------     -------    --------
             2002                     $  713       $ 123    $   836
             2003                        502           -        502
             2004                        195           -        195
             2005                         63           -         63
             2006                         --           -          -
          Thereafter                      --           -          -
                                   ---------       -----    --------
                                      $1,473       $ 123    $ 1,596
                                   =========       =====    ========

Rent expense related to continuing operations for the years ended December 31, 2001, 2000 and 1999 was $772,000, $891,000 and $918,000, respectively.

Employment and Change in Control Agreements

The Company has entered into employment agreements and change in control severance agreements with certain members of the Company's management. The employment agreements provide for minimum salary levels, participation in bonus plans and, in certain circumstances, amounts payable in connection with change in control events and severance of employment with the Company. The change in control severance agreements, in certain circumstances, provide for amounts payable in connection with change in control events.

9.       INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows (in thousands):

                                            2001          2000
                                          --------      --------
Deferred tax assets:
  Net operating loss carryforwards        $ 22,464      $ 21,569
  Other reserves and accrued expenses          264           132
  Valuation allowance                      (22,728)      (21,701)
                                          --------      --------
    Net deferred tax asset                $     --      $     --
                                          ========      ========

As of December 31, 2001, the Company had net operating loss ("NOL") carryforwards of approximately $59.1 million available to offset future taxable income. The NOL carryforwards begin to expire in the year 2009.

A valuation allowance for the entire deferred tax asset has been provided because of the Company's history of operating losses and the uncertainty regarding the Company's ability to generate taxable income in future periods. As a result of sales of common stock during the past three years, ownership changes under Section 382 of the Internal Revenue Code may have occurred. Section 382 may limit the amount of NOLs that can be utilized in the future.

10.      STOCK OPTIONS

The Company has established the Stock Option Plan of 1993 and the 2000 Stock Option Plan, for which 1,005,555 and 300,000 shares, respectively, of common stock are reserved for future issuance. All officers, employees and consultants of the Company are eligible to receive stock option grants under these plans. The options held by employees of the Company are incentive stock options within the meaning of Section 422 of the Internal Revenue Code. The options held by officers and consultants of the Company can be either incentive stock options or nonqualified options. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable at various intervals and generally expire ten years from the date of grant.

The Company has also adopted the 1995 Director Plan, for which 100,000 shares of common stock have been reserved for issuance. The plan provides for an automatic grant of nonqualified stock options to purchase 2,222 shares of common stock to nonemployee directors on the date such individuals are first appointed directors of the Company and an automatic grant of an option to purchase an additional 667 shares of common stock on the day after each subsequent annual meeting of the Company's shareholders. The option price is equal to the fair market value of the common stock on the date of grant. Options vest and become exercisable as to 100% of such shares on the first anniversary of the date of such grant and expire ten years from the date of grant.

In addition to the options granted under the Stock Option Plan of 1993, the 2000 Stock Option Plan and the 1995 Director Plan, the Company has issued options outside of the plans, primarily as consideration for acquisitions.

These options are valued in accordance with SFAS No. 123. As of December 31, 2001 and 2000, the Company has 229,444 and 250,555 such options outstanding, respectively.

Option activity is summarized as follows:

                                                                               DIRECTOR        WEIGHTED
                                                                                  AND           AVERAGE
                                           SHARES                               NONPLAN         EXERCISE
                                       AVAILABLE FOR       PLAN OPTIONS         OPTIONS        PRICE PER
                                           GRANT           OUTSTANDING        OUTSTANDING        SHARE
                                       -------------       ------------       -----------     -----------
Balance at January 1, 1999                259,534             569,138           265,003          $ 7.83
     Granted                             (542,152)            542,152             5,557            2.19
     Canceled                             190,475            (190,475)           (1,112)           8.07
                                         --------          ----------          --------          ------
Balance at December 31, 1999              (92,143)            920,815           269,448            5.21
     Shares reserved                      430,000                  --                --              --
     Granted                              (53,700)             53,700             3,335            2.04
     Exercised                                 --              (9,791)               --            5.49
     Canceled                             200,789            (200,789)               --            4.30
                                         --------          ----------          --------          ------
Balance at December 31, 2000              484,946             763,935           272,783            5.21
     Granted                             (384,700)            384,700             3,335            0.64
     Canceled                             146,096            (146,096)          (21,111)           3.38
                                         --------          ----------          --------          ------
Balance at December 31, 2001              246,342           1,002,539           255,007          $ 4.04
                                         ========          ==========          ========          ======

The following table summarizes information about the stock options outstanding at December 31, 2001:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                         ---------------------------------------------------       -----------------------------
                                         WEIGHTED AVERAGE
                                             REMAINING                                               WEIGHTED
      RANGE OF             NUMBER           CONTRACTUAL     WEIGHTED AVERAGE          NUMBER          AVERAGE
  EXERCISE PRICES        OUTSTANDING           LIFE          EXERCISE PRICE        EXERCISABLE    EXERCISE PRICE
-----------------        -----------     ----------------   ----------------       -----------    --------------
$0.25 - 1.00                 318,972            9.24             $  0.62                   512       $  0.92
$1.01 - 2.00                 351,600            7.96                1.86               255,550          1.86
$2.01 - 7.50                 355,917            5.93                5.93               294,381          6.11
$7.51 - 23.64                231,057            5.81                9.18               214,804          9.12
                         -----------           -----             -------             ---------       -------
                           1,257,546            7.31             $  4.04               765,247       $  5.53
                         ===========           =====             =======             =========       =======

Options outstanding expire at various dates during the period from 2002 through 2011. Exercise prices for options outstanding as of December 31, 2001 ranged from $0.25 to $23.64 per share. The number of options exercisable as of December 31, 2001, 2000 and 1999 were 765,247, 658,365, and 468,361, respectively, at weighted average exercise prices of $5.53, $6.03 and $6.85 per share, respectively.

The weighted average grant date fair value of plan options granted at market prices during the years ended December 31, 2001, 2000 and 1999 was $0.64, $1.95 and $2.19 per share, respectively. The weighted average grant date fair value of nonplan options, which includes director options, granted at market prices during the years ended December 31, 2001, 2000 and 1999 was $0.33, $3.44 and $3.30, respectively. No options were granted below market prices during the years ended December 31, 2001, 2000 and 1999.

As discussed in Note 3, the Company applies APB Opinion No. 25 and related Interpretations in accounting for its employee and director stock option plans. Accordingly, no compensation cost has been recognized in the accompanying consolidated statements of operations. Had compensation cost been recognized based on the fair values of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the following pro forma amounts (in thousands, except per share amounts):

                                                      2001              2000             1999
                                                     -------          -------          --------
Net loss:
    As reported                                      $(2,737)         $(4,613)         $(2,115)
    Pro forma                                        $(3,423)         $(5,244)         $(2,662)
Basic loss per common share:
    As reported                                       $(0.82)          $(1.45)          $(0.68)
    Pro forma                                         $(1.03)          $(1.65)          $(0.85)
Diluted loss per common share:
    As reported                                       $(0.82)          $(1.45)          $(0.68)
    Pro forma                                         $(1.03)          $(1.65)          $(0.85)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 4.6%, 6.2% and 5.5%; no dividend yield; volatility factors of 316.5%, 152.2% and 137.0%; and a weighted average expected life of the options of 4.9, 6.0 and 6.0 years.

11.      EMPLOYEE BENEFIT PLANS

Employee Stock Purchase Plans

Effective January 1, 1999, the Company adopted the Celeris Corporation Employee Stock Purchase Plan ("Stock Purchase Plan") under which 166,667 shares are reserved for issuance. During 2001, the shareholders of the Company reserved an additional 165,000 shares for issuance under the Stock Purchase Plan, bringing the total shares reserved to 331,667. All employees who have met the service eligibility requirements are eligible to participate in the Stock Purchase Plan and may direct the Company to make payroll deductions of 1% to 15% of their compensation during a purchase period for the purchase of shares under the Stock Purchase Plan. The Stock Purchase Plan provides participating employees the right, subject to certain limitations, to purchase the Company's common stock at a price equal to the lower of 85% of the fair market value of the Company's common stock on the first day, or the last day, of the applicable purchase period. The first purchase period commenced January 1, 1999 and ended on June 30, 1999. Subsequent purchase periods will run for six months, subject to acceleration in the case of a merger or consolidation in which the Company is not the surviving corporation, or the liquidation, dissolution or sale of substantially all of the assets of the Company.

401(k) Plan

All employees who are at least 18 years of age are eligible to participate in the Company's 401(k) plan. Employees may contribute from 1% to 15% of their eligible compensation to the plan. The Company may make discretionary matching contributions to the plan based on employee contributions. Beginning October 1, 2001, the Company began to match employee contributions in the amount of 25% of the first 5% of the employee contribution. These matching contributions vest in increments of 25% per year of service to the Company. During 2001, the Company made matching contributions of $10,000. The Company made no matching contributions in 2000 or 1999.

12.      SEGMENT REPORTING AND SIGNIFICANT CUSTOMER INFORMATION

The Company has adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure of financial information related to operating segments of the Company as well as disclosure requirements for customer and geographic information. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance. The Company has four segments reportable under the guidelines of SFAS No. 131: the Company's clinical monitoring services group; data management services group; regulatory consulting services group; and the Company's corporate operating function.

The Company's operating segment disclosures are as follows (in thousands):

                                        CLINICAL          DATA
                                       MONITORING      MANAGEMENT      REGULATORY
                                        SERVICES        SERVICES       CONSULTING         CORPORATE       CONSOLIDATED
                                       ----------      ----------      -----------        ---------       ------------
2001
Total revenues                          $ 2,932          $ 3,796          $ 3,031          $    --          $  9,759
Depreciation                                115              457               65               --               637
Interest income (expense), net               --              (17)              --              146               129
Income (loss) from
     continuing operations                 (431)            (499)             526           (2,333)           (2,737)
Segment assets                            1,194            1,572              756            2,732             6,254
Capital expenditures                         24              129               26               --               179

2000
Total revenues                          $ 3,024          $ 2,898          $ 5,286          $    --          $ 11,208
Depreciation                                130              423              108               --               661
Interest income (expense), net               --              (27)              --              364               337
Income (loss) from
     continuing operations                 (240)            (933)             138           (2,593)           (3,628)
Segment assets                              874            1,320            1,373            5,080             8,647
Capital expenditures                         39              520               39               --               598

1999
Total revenues                          $   783          $ 2,015          $ 7,326          $    --          $ 10,124
Depreciation                                103              236              118               --               457
Interest income (expense), net               --               --               --              537               537
Loss from continuing operations          (1,280)            (651)             (95)          (2,004)           (4,030)
Segment assets                              488            1,052            1,859            9,780            13,179
Capital expenditures                        121              701               58               --               880



Revenues from individual clients generated by the Company that represent greater than 10% of consolidated revenues are as follows (in thousands):

                            2001             2000              1999
                            ----             ----              ----
             Client A      $ 1,668              <10%             <10%
             Client B      $ 1,603          $ 2,908          $ 2,221
             Client C          <10%             <10%         $ 1,369

13.      QUARTERLY RESULTS (UNAUDITED)

Summarized results for each quarter in the years ended December 31, 2001 and 2000 are as follows (in thousands, except per share data):

                                                 1st Quarter      2nd Quarter     3rd Quarter       4th Quarter
                                                 -----------      -----------     -----------      -------------
2001

       Total revenues                              $ 2,377          $ 2,497          $ 2,615          $ 2,270
       Gross profit                                $   745          $   723          $   697          $   523
       Net loss                                    $  (742)         $  (684)         $  (611)         $  (700)
       Net loss per share (basic and diluted)      $ (0.22)         $ (0.21)         $ (0.18)         $ (0.21)


2000

       Total revenues                              $ 3,029          $ 3,089          $ 2,628          $ 2,462
       Gross profit                                $   832          $   963          $   577          $   660
       Loss from continuing
         operations                                $  (846)         $  (993)         $  (958)         $  (831)
       Loss from discontinued
         operations                                $    --          $    --          $    --          $  (985)
       Net loss                                    $  (846)         $  (993)         $  (958)         $(1,816)
       Loss per share from continuing
         operations (basic and diluted)            $ (0.27)         $ (0.32)         $ (0.30)         $ (0.26)
       Loss per share from discontinued
         operations (basic and diluted)            $    --          $    --          $    --          $ (0.30)
       Net loss per share (basic and diluted)      $ (0.27)         $ (0.32)         $ (0.30)         $ (0.56)

During the fourth quarter in 2000, the Company recorded a $1.83 million loss on the disposal of discontinued operations representing the value of the settlement of its outstanding securities litigation. Additionally, the Company lowered its estimates of liabilities retained from the software business during 2000 and, in doing so, partially offset the loss on disposal of discontinued operations discussed above by approximately $845,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Celeris Corporation:

We have audited the accompanying consolidated balance sheets of Celeris Corporation (formerly Summit Medical Systems, Inc.) (a Minnesota corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements and schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Celeris Corporation and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, expects to continue generating operating losses and has limited resources available to fund its expected operating losses and other obligations in 2002. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


                                                     /s/ ARTHUR ANDERSEN LLP


Nashville, Tennessee
January 28, 2002 (except with respect
to the matters discussed in paragraph two of Note 2, as to which the date is April 1, 2002)

                      CELERIS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)


                                                           December 31,
                                                  2001         2000       1999
                                                -------      -------     -------
Allowance for doubtful accounts (a):
  Balance at beginning of period                $   258      $   343     $   172
    Additions:
      Charged to costs and expenses                  99          206         198
      Charged to other accounts                     (54)          17          --
    Deductions (b)                                  141          308          27
                                                -------      -------     -------
  Balance at end of period                      $   162      $   258     $   343
                                                =======      =======     =======

Net liabilities of discontinued operations:
  Balance at beginning of period                $    99      $ 1,196     $ 4,256
    Additions:
      Charged to costs and expenses                  --           --          --
    Deductions                                       99        1,097       3,060
                                                -------      -------     -------
  Balance at end of period                      $    --      $    99     $ 1,196
                                                =======      =======     =======


(a) Amounts related to allowance for doubtful accounts have been restated for discontinued operations.
(b) Uncollectible accounts written off