Form 10-Q
period 2002-03-31
CELERIS CORP
filed 2002-05-15
CIK 946994

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of May 6, 2002 there were 3,423,987 shares of the registrant's common stock outstanding.

                              CELERIS CORPORATION

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001 ...................         1
Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2002 and 2001 .         2
Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2002 and 2001 .         3
Notes to Condensed Consolidated Financial Statements ...............................................         4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....         7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks ...............................        10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................        10
Item 5.  Other Information .........................................................................        10
Item 6.  Exhibits and Reports on Form 8-K ..........................................................        10

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the "Company") and its management. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption "Cautionary Statement and Risk Factors," of the Company's Annual Report on Form 10-K, dated April 1, 2002. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates. Risks and uncertainties related to the Company's proposed sale of substantially all of its assets as described in the Overview section of
Item 2 on this quarterly report on Form 10-Q are described in the Company's press release dated May 15, 2002, which is filed as Exhibit 99 to this quarterly report on Form 10-Q.

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                      CELERIS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amount)

                                                                         MARCH 31,       DECEMBER 31,
                                                                            2002              2001
                                                                         ---------       ------------
       ASSETS
Current assets:
       Cash and cash equivalents                                         $   2,184         $   2,465
       Restricted funds                                                        277               342
       Accounts receivable, net of allowance of
            $154 and $162, respectively                                        555               493
       Other current assets                                                    195               181
       Current assets held for sale                                          1,437             1,906
                                                                         ---------         ---------
             Total current assets                                            4,648             5,387

Furniture, fixtures and equipment held for sale, net                           737               867
                                                                         ---------         ---------
             Total assets                                                $   5,385         $   6,254
                                                                         =========         =========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
       Accounts payable and accrued expenses                             $   1,147         $     918
       Deferred revenue and payables                                           205               202
       Current liabilities held for sale                                       929             1,234
                                                                         ---------         ---------
             Total current liabilities                                       2,281             2,354

Commitments and contingencies                                                   --                --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511 shares
             authorized; 3,424 shares issued and
                  outstanding, respectively                                     34                34
       Additional paid-in capital                                           68,749            68,749
       Accumulated deficit                                                 (65,679)          (64,883)
                                                                         ---------         ---------
             Total shareholders' equity                                      3,104             3,900
                                                                         ---------         ---------
             Total liabilities and shareholders' equity                  $   5,385         $   6,254
                                                                         =========         =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         ---------------------------
                                                                            2002              2001
                                                                         ---------         ---------
Revenues:
Clinical research services                                               $      --         $      --
Project pass-through expenses                                                   --                --
                                                                         ---------         ---------

Cost of sales:
Clinical research services                                                      --                --
Project pass-through expenses                                                   --                --
                                                                         ---------         ---------

           Gross profit                                                         --                --
Selling, general and administrative expenses                                   715               680
                                                                         ---------         ---------
           Loss from operations                                               (715)             (680)

Interest income, net                                                             8                62
                                                                         ---------         ---------
           Net loss from continuing operations                                (707)             (618)

Discontinued operations:
           Loss from discontinued operations                                   (89)             (124)
                                                                         ---------         ---------
                                                                               (89)             (124)
                                                                         ---------         ---------

Net loss                                                                 $    (796)        $    (742)
                                                                         =========         =========

Basic loss per common share:
           Continuing operations                                         $   (0.21)        $   (0.18)
           Discontinued operations                                       $   (0.02)        $   (0.04)
                                                                         ---------         ---------
                                                                         $   (0.23)        $   (0.22)
                                                                         =========         =========

Diluted loss per common share:
           Continuing operations                                         $   (0.21)        $   (0.18)
           Discontinued operations                                       $   (0.02)        $   (0.04)
                                                                         ---------         ---------
                                                                         $   (0.23)        $   (0.22)
                                                                         =========         =========

Weighted average shares outstanding:
       Basic                                                                 3,424             3,316
       Diluted                                                               3,424             3,316

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                          ---------------------------
                                                                                             2002              2001
                                                                                          ---------         ---------
OPERATING ACTIVITIES:
   Net loss                                                                               $    (796)        $    (742)
   Adjustment to reconcile net loss to net cash
       used in continuing operating activities:
       Loss from discontinued operations                                                         89               124

   Changes in operating assets and liabilities:
       Accounts receivable                                                                      (77)              337
       Other current assets                                                                     (14)               (5)
       Accounts payable and accrued expenses                                                    229               (40)
       Deferred revenue and payables                                                              3                 4
                                                                                          ---------         ---------
             Net cash used in operating activities - continuing operations                     (566)             (322)
             Net cash provided by (used in) operating activities - discontinued
                operations                                                                      268               (17)
                                                                                          ---------         ---------
             Net cash used in operating activities                                             (298)             (339)

INVESTING ACTIVITIES:
   Decrease in restricted funds                                                                  65                91
                                                                                          ---------         ---------
             Net cash provided by investing activities - continuing operations                   65                91
             Net cash used in investing activities - discontinued operations                    (15)              (35)
                                                                                          ---------         ---------
             Net cash provided by investing activities                                           50                56

FINANCING ACTIVITIES:
             Net cash used in financing activities - discontinued operations                    (33)              (30)

Decrease in cash and cash equivalents                                                          (281)             (313)
Cash and cash equivalents at beginning of period                                              2,465             4,728
                                                                                          ---------         ---------
Cash and cash equivalents at end of period                                                $   2,184         $   4,415
                                                                                          =========         =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                               $       3         $       5

         The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2. FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND RECENT
DEVELOPMENTS

The Company has experienced operating losses for each of the past five years, expects to continue to experience operating losses and has limited resources available to meet its operating and capital expenditure requirements in 2002. Net losses for the quarter ended March 31, 2002 were $796,000, and the Company had an accumulated deficit of $65.68 million at March 31, 2002. The Company has historically funded its operating losses with its cash and cash equivalents balances. As of March 31, 2002, the Company maintains cash and cash equivalents of $2.46 million, including restricted funds of $277,000 related to certain lease agreements that extend to August 2003. Additionally, the Company has conditional access of up to $1.5 million under its revolving line of credit
(see Note 3) as of March 31, 2002. The Company believes that its cash and cash equivalents, including restricted funds, of $2.46 million at March 31, 2002, may not be sufficient to fund its operations throughout 2002. Further, the Company may not be able to maintain the $3.0 million minimum net worth covenant required by the revolving line of credit (see Note 3) based on its projected operating losses in 2002. As such, the Company may not be able to access the revolving line of credit during or after the second quarter of 2002. As a result of the Company's financial condition and capital resource availability, the Company's independent public accountants issued an opinion in connection with the audited consolidated financial statements as of and for the year ended December 31, 2001 which included their belief as to the material uncertainty related to the Company's ability to continue as a going concern during 2002.

The Company has negotiated the sale of its regulatory consulting business effective April 30, 2002 for an equitable amount. The sale transfers all client contracts and certain assets and liabilities of the regulatory consulting business to the buyer. Related to the sale, the Company has recorded a charge of $100,000 in the quarter ended March 31, 2002 for the termination of certain operating leases of the regulatory consulting business. Any gain or loss on the sale of the regulatory consulting business will be recorded during the quarter ended June 30, 2002, and the Company does not anticipate such gain or loss will have a material impact on the Company's consolidated statement of operations for the quarter ended June 30, 2002.

On May 15, 2002, the Company announced that it had signed a definitive agreement to sell substantially all the assets of its clinical monitoring and data management operations to STATPROBE Inc., a provider of clinical trial services based in Ann Arbor, Michigan. STATPROBE intends to assume all of the Company's client contracts for clinical monitoring and data management services along with certain assets and liabilities related to the assumed contracts, its clinical monitoring and data management furniture, fixtures and equipment and its operations staff. The purchase price for the assets is approximately $2 million, subject to certain purchase price adjustments, plus the assumption of certain of the Company's liabilities and obligations. The Company's shareholders must approve the sale at the Company's annual meeting, currently scheduled for June 26, 2002, with the transaction to close shortly thereafter. Any gain or loss for accounting purposes on the proposed sale to STATPROBE will be recorded during the quarter in which the sale becomes effective, and the Company cannot determine if such gain or loss for accounting purposes will have a material impact on the Company's consolidated statement of operations for that quarter.

After the sales have been completed the Company intends to begin liquidating its remaining assets and liabilities. The proceeds from the sales plus cash on hand will be used to satisfy all existing liabilities and obligations of the Company and all costs and expenses related to these transactions, with the remainder to be distributed in cash to the shareholders. The Company currently anticipates distributing between $0.29 and $0.35 per share in cash to its shareholders in a liquidating distribution in the fourth quarter of 2002. The Company's Board of Directors received a fairness opinion relative to the consideration anticipated to be received by shareholders in the proposed transaction. The actual distribution could be higher or lower than the range per share contemplated depending on a number of factors, some of which are outside of the Company's control or ability to quantify at this time. If the closing is delayed or the Company's shareholders do not vote in favor of the transaction, the Company cannot determine how its operations or financial position may be affected. As a result, the Company cannot guarantee that its available capital resources will be sufficient to fund its operations through the end of 2002.

3. REVOLVING LINE OF CREDIT

On June 1, 2001, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution, providing for a revolving line of credit in the maximum principal amount of $1.5 million. The revolving line of credit is secured by all of the Company's receivables and has a term of two years. Borrowings under the revolving line of credit may not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving line of credit accrues at prime plus 2.0% (6.75% at March 31, 2002). During the quarter ended March 31, 2002, the Company borrowed and repaid $100,000 under the revolving line of credit, and as of March 31, 2002, the Company had no loan balance outstanding.

The revolving line of credit requires the Company to maintain certain covenants. As of March 31, 2002, the Company is in compliance with all covenants related to the revolving line of credit. As discussed in Note 2, based on projected net losses the Company anticipates that it will violate the $3.0 million minimum net worth covenant in the second quarter of 2002 unless it is able to negotiate a modification to this covenant. There can be no assurance that such modification will be made to the $3.0 million minimum net worth covenant or that the terms of such modification will be acceptable to the Company.

Additionally, if the Company's proposed transaction with STATPROBE is completed as discussed in Note 2, the Company will pursue its option to terminate the revolving line of credit in order to remove liens and encumbrances on certain of the Company's assets that are to be transferred to STATPROBE. The cancellation of the revolving line of credit will require the Company to pay a termination fee of $45,000 to the lender.

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

Diluted loss per share for the three months ended March 31, 2002 and 2001 does not include common stock equivalents of 1,763,494 and 1,852,498, respectively, as their effect would be antidilutive.

5. DISCONTINUED OPERATIONS

As a result of the Company's plans to sell substantially all of its assets, as described in Note 2, the Company has presented the operating results and cash flows of its clinical monitoring, data management and regulatory consulting businesses as discontinued operations in the accompanying condensed consolidated financial statements for the three month periods ended March 31, 2002 and 2001. In total, discontinued operations generated $2.32 million and $2.38 million in gross revenues and $89,000 and $124,000 in operating losses for the periods ended March 31, 2002 and 2001, respectively. The Company has classified as assets and liabilities held for sale on the accompanying condensed consolidated balance sheets those assets and liabilities that the purchasers have agreed to purchase.

The assets purchased consist mainly of accounts receivable related to customer contracts that the purchasers have agreed to assume and fixed assets and prepaid expenses related to the fixed assets. The liabilities assumed by the purchasers include deferred revenues related to customer contracts that purchasers have agreed to assume and the Company's capital lease obligation. Current assets and liabilities held for sale are as follows (in thousands):

                                                           MARCH 31, 2002              DECEMBER 31, 2001
                                                           --------------              -----------------
Current assets held for sale:
    Accounts receivable                                       $   1,130                    $   1,848
    Prepaid expenses                                                307                           58
                                                              ---------                    ---------
                                                              $   1,437                    $   1,906
                                                              =========                    =========

Current liabilities held for sale:
    Deferred revenue                                          $     838                    $   1,110
    Capital lease obligation                                         91                          123
                                                              ---------                    ---------
                                                              $     929                    $   1,234
                                                              =========                    =========

6. CONTINGENCIES

The Division of Enforcement of the Securities and Exchange Commission (the "SEC") began an investigation of the Company on March 27, 1997, relating to the Company's restatement of certain financial statements associated with the Summit Medical Systems software business. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

7. SEGMENT REPORTING INFORMATION

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure of financial information related to operating segments of the Company. SFAS No. 131 defines an operating segment as a component of a company for which operating results are reviewed regularly by the chief operating decision maker to determine resource allocation and assess performance. The Company has four segments reportable under the guidelines of SFAS No. 131: the Company's clinical monitoring services group; data management services group; regulatory consulting services group; and the Company's corporate operating function. As discussed in Notes 2 and 5, the Company has announced its plans to sell its clinical monitoring and data management businesses, as well as its regulatory consulting business and has classified the results of these segments' operations as discontinued operations in the accompanying consolidated financial statements.

The Company's operating segment disclosures are as follows (in thousands):

                                                       CLINICAL           DATA
                                                      MONITORING       MANAGEMENT      REGULATORY
                                                       SERVICES         SERVICES       CONSULTING     CORPORATE      CONSOLIDATED
                                                      ----------       ----------      ----------     ---------      ------------
THREE MONTHS ENDED MARCH 31, 2002

Gross revenues from discontinued operations             $   898         $ 1,079         $   344         $    --         $ 2,321
Loss from continuing operations                              --              --              --            (707)           (707)
Income (loss) from discontinued operations                   62            (108)            (43)             --             (89)
Segment assets                                              817           1,200             881           2,487           5,385

THREE MONTHS ENDED MARCH 31, 2001

Gross revenues from discontinued operations             $   786         $   678         $   913         $    --         $ 2,377
Loss from continuing operations                              --              --              --            (618)           (618)
Income (loss) from discontinued operations                  (29)           (229)            134              --            (124)
Segment assets                                              777           1,280           1,001           4,667           7,725

8. NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and addresses how intangible assets and goodwill should be accounted for upon and after acquisition. Specifically, goodwill and intangible assets with indefinite useful lives will not be amortized, but will be subject to at least annual impairment tests based on their fair value. Adoption of SFAS No. 142 had no effect on the Company's financial statements, as the Company currently has no goodwill or intangible assets.

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Further, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of discontinued operations to include a component of an entity (rather than a segment of a business). As discussed in Note 5 and in accordance with SFAS No. 144, the Company has presented the operating results and cash flows of its clinical monitoring, data management and regulatory consulting businesses as discontinued operations in the accompanying condensed consolidated financial statements for the three month period ended March 31, 2002 and 2001. Additionally, the accompanying condensed consolidated balance sheets reflect, as assets held for sale, the net assets of these businesses as of March 31, 2002 and December 31, 2001, which are expected to be sold in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a provider of specialty clinical research and information technology services that expedite and streamline the clinical trial and regulatory submission process for pharmaceutical, medical device and biotechnology manufacturers.

As of March 31, 2002, the Company had a backlog of projects for clinical studies management, clinical monitoring staffing and data management with an aggregate contract value of approximately $8.75 million. Potential cancellation, delay or change in the scope of projects may affect the value of the Company's backlog.

The Company has negotiated the sale of its regulatory consulting business effective April 30, 2002 for an equitable amount. The sale transfers all client contracts and certain assets and liabilities of the regulatory consulting business to the buyer. Related to the sale, the Company has recorded a charge of $100,000 in the quarter ended March 31, 2002 for the termination of certain operating leases of the regulatory consulting business. Any gain or loss on the sale of the regulatory consulting business will be recorded during the quarter ended June 30, 2002, and the Company does not anticipate such gain or loss will have a material impact on the Company's consolidated statement of operations for the quarter ended June 30, 2002.

On May 15, 2002, the Company announced that it had signed a definitive agreement to sell substantially all the assets of its clinical monitoring and data management operations to STATPROBE Inc., a provider of clinical trial services based in Ann Arbor, Michigan. STATPROBE intends to assume all of the Company's client contracts for clinical monitoring and data management services along with certain assets and liabilities related to the assumed contracts, its clinical monitoring and data management furniture, fixtures and equipment and its operations staff. The purchase price for the assets is approximately $2 million, subject to certain purchase price adjustments, plus the assumption of certain of the Company's liabilities and obligations. The Company's shareholders must approve the sale at the Company's annual meeting, currently scheduled for June 26, 2002, with the transaction to close shortly thereafter. Any gain or loss for accounting purposes on the proposed sale to STATPROBE will be recorded during the quarter in which the sale becomes effective, and the Company cannot determine if such gain or loss for accounting purposes will have a material impact on the Company's consolidated statement of operations for that quarter.

After the sales have been completed the Company intends to begin liquidating its remaining assets and liabilities. The proceeds from the sales plus cash on hand will be used to satisfy all existing liabilities and obligations of the Company and all costs and expenses related to these transactions, with the remainder to be distributed in cash to the shareholders. The Company currently anticipates distributing between $0.29 and $0.35 per share in cash to its shareholders in a liquidating distribution in the fourth quarter of 2002. The Company's Board of Directors received a fairness opinion relative to the consideration anticipated to be received by shareholders in the proposed transaction. The actual distribution could be higher or lower than the range per share contemplated depending on a number of factors, some of which are outside of the Company's control or ability to quantify at this time. If the closing is delayed or the Company's shareholders do not vote in favor of the transaction, the Company cannot determine how its operations or financial position may be affected. As a result, the Company cannot guarantee that its available capital resources will be sufficient to fund its operations through the end of 2002.

CRITICAL ACCOUNTING POLICIES

In December 2001, the SEC requested all registrants list their three to five most "critical accounting policies" in MD&A. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the Company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. In our Form 10-K annual report for the fiscal year ended December 31, 2001, we identified in MD&A the following critical accounting policies as fitting this definition.

Revenue Recognition
Allowance for Doubtful Accounts and Contingencies

Please refer to MD&A in the 2001 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the first quarter of 2002.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

The Company incurred a net loss of $796,000, or $0.23 per diluted share, for the three months ended March 31, 2002, as compared to a net loss of $742,000, or $0.22 per diluted share, for the year earlier period. The 2002 results include a loss from continuing operations of $707,000, or $0.21 per diluted share and a loss from discontinued operations of $89,000, or $0.02 per diluted share. The 2001 results include a loss from continuing operations of $618,000, or $0.18 per diluted share and a loss from discontinued operations of $124,000, or $0.04 per diluted share.

Continuing Operations. General and administrative expenses were $715,000 for the period compared to $680,000 for the 2001 period. Interest income net of interest expense for the 2002 period was $8,000 compared to $62,000 for the 2001 period. The decrease is due to the Company's cash and cash equivalents balance, including restricted funds, which decreased to $2.46 million at March 31, 2002 from $4.83 million at March 31, 2001, due to the funding of losses incurred related to the Company's continuing and discontinued operations, as well as capital expenditures.

Discontinued Operations. As discussed above and as a result of the Company's decision to sell substantially all of its operations, the Company has accounted for its clinical research service segments as discontinued operations. Clinical research services revenues for the three months ended March 31, 2002 were $2.16 million compared to $2.20 million for the year earlier period, an decrease of 1.8%. Cost of clinical research services were $1.44 million for the 2002 period, or 66.7% of clinical research services revenues, compared to $1.46 million for the 2001 period, or 66.2% of clinical research services revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents, including restricted funds, totaled $2.46 million as of March 31, 2002, a decrease of approximately $350,000 from December 31, 2001. As of March 31, 2002, the Company had net working capital of $2.37 million, compared to $3.03 million at December 31, 2001. This decrease resulted primarily from net losses of $796,000 incurred during the three months ended March 31, 2002. Management anticipates the Company will continue to experience operating losses throughout 2002, and as a result, it believes working capital will continue to decline.

As of March 31, 2002, the Company had $555,000 in accounts receivable, net of bad debt allowance, related to continuing operations compared to $493,000 as of December 31, 2001. The Company believes its current allowance of $154,000 for bad debts is adequate. The Company's days sales outstanding in accounts receivable was 27 days at March 31, 2002, compared to 44 days at December 31, 2001. Days sales outstanding in accounts receivable may fluctuate in future periods as the Company's mix of business related to its clinical research service offerings continues to evolve.

The Company's Board of Directors has authorized a stock repurchase program under which up to 666,667 shares of the Company's common stock may be repurchased. From inception of the stock repurchase program in August 1997 through July 1999, the Company repurchased 439,867 shares of common stock for approximately $3.05 million. The Company has not repurchased shares of common stock since July 1999. As of March 31, 2002, there were 3,423,987 shares of the Company's common stock issued and outstanding.

As of March 31, 2002, the Company had approximately $277,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. The amount of cash restricted under the lease agreements decreases over the term of the leases, which extend to August 2003.

The Company believes that continued expenditure of funds will be necessary to support its future operations, and that cash and cash equivalents, including restricted funds, of $2.46 million on hand at March 31, 2002 may not be sufficient to fund its operations, capital requirements, and expansion goals throughout 2002. As a result of the Company's financial condition and capital resource availability, the Company's independent public accountants issued an opinion in connection with the audited consolidated financial statements as of and for the year ended December 31, 2001 which included their belief as to the material uncertainty related to the Company's ability to continue as a going concern during 2002.

On June 1, 2001, the Company entered into a Loan and Security Agreement and Revolving Credit Note with a lending institution, providing for a revolving line of credit in the maximum principal amount of $1.5 million. The revolving line of credit is secured by all of the Company's receivables and has a term of two years. Borrowings under the revolving line of credit may not exceed 80% of qualified accounts as defined in the Loan and Security Agreement. Interest on the revolving line of credit accrues at prime plus 2.0% (6.75% at March 31, 2002). During the quarter ended March 31, 2002, the Company borrowed and repaid $100,000 under the revolving line of credit, and as of March 31, 2002, the Company had no loan balance outstanding.

The revolving line of credit requires the Company to maintain certain covenants. As of March 31, 2002, the Company is in compliance with all covenants related to the revolving line of credit. As discussed in Note 2, based on projected net losses the Company anticipates that it will violate the $3.0 million minimum net worth covenant in the second quarter of 2002 unless it is able to negotiate a modification to this covenant. There can be no assurance that such modification will be made to the $3.0 million minimum net worth covenant or that the terms of such modification will be acceptable to the Company.

Additionally, if the Company's proposed transaction with STATPROBE is completed, the Company will pursue its option to terminate the revolving line of credit in order to remove liens and encumbrances on certain of the Company's assets that are to be transferred to STATPROBE. The cancellation of the revolving line of credit will require the Company to pay a termination fee of $45,000 to the lender.

The Company has negotiated the sale of its regulatory consulting business effective April 30, 2002 for an equitable amount. The sale transfers all client contracts and certain assets and liabilities of the regulatory consulting business to the buyer. Related to the sale, the Company has recorded a charge of $100,000 in the quarter ended March 31, 2002 for the termination of certain operating leases of the regulatory consulting business. Any gain or loss on the sale of the regulatory consulting business will be recorded during the quarter ended June 30, 2002, and the Company does not anticipate such gain or loss will have a material impact on the Company's consolidated statement of operations for the quarter ended June 30, 2002.

On May 15, 2002, the Company announced that it had signed a definitive agreement to sell substantially all the assets of its clinical monitoring and data management operations to STATPROBE Inc., a provider of clinical trial services based in Ann Arbor, Michigan. STATPROBE intends to assume all of the Company's client contracts for clinical monitoring and data management services along with certain assets and liabilities related to the assumed contracts, its clinical monitoring and data management furniture, fixtures and equipment and its operations staff. The purchase price for the assets is approximately $2 million, subject to certain purchase price adjustments, plus the assumption of certain of the Company's liabilities and obligations. The Company's shareholders must approve the sale at the Company's annual meeting, currently scheduled for June 26, 2002, with the transaction to close shortly thereafter. Any gain or loss for accounting purposes on the proposed sale to STATPROBE will be recorded during the quarter in which the sale becomes effective, and the Company cannot determine if such gain or loss for accounting purposes will have a material impact on the Company's consolidated statement of operations for that quarter.

After the sales have been completed the Company intends to begin liquidating its remaining assets and liabilities. The proceeds from the sales plus cash on hand will be used to satisfy all existing liabilities and obligations of the Company and all costs and expenses related to these transactions, with the remainder to be distributed in cash to the shareholders. The Company currently anticipates distributing between $0.29 and $0.35 per share in cash to its shareholders in a liquidating distribution in the fourth quarter of 2002. The Company's Board of Directors received a fairness opinion relative to the consideration anticipated to be received by shareholders in the proposed transaction. The actual distribution could be higher or lower than the range per share contemplated depending on a number of factors, some of which are outside of the Company's control or ability to quantify at this time. If the closing is delayed or the Company's shareholders do not vote in favor of the transaction, the Company cannot determine how its operations or financial position may be affected. As a result, the Company cannot guarantee that its available capital resources will be sufficient to fund its operations through the end of 2002.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Division of Enforcement of the Securities and Exchange Commission (the "SEC") began an investigation of the Company on March 27, 1997, relating to the Company's restatement of certain financial statements associated with the Summit Medical Systems software business. The Company is cooperating fully with the SEC and its investigation. There can be no assurance that any order, decree or other action issued or taken by the SEC arising out of its investigation will not result in sanctions against the Company or certain individuals that could have a material adverse effect on the Company or its business.

ITEM 5. OTHER INFORMATION

The Company has attached as Exhibit 99 its press release dated May 15, 2002.

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

                  99       Press Release dated May 15, 2002.

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Celeris Corporation



Date: May 15, 2002                By:/s/ Barbara A. Cannon
                                     -------------------------------------------
                                      Barbara A. Cannon
                                      President and Chief Executive Officer



Date: May 15, 2002                By:/s/ Paul R. Johnson
                                     -------------------------------------------
                                      Paul R. Johnson
                                      Vice President and Chief Financial Officer