Form 10-Q
period 2002-06-30
CELERIS CORP
filed 2002-08-14
CIK 946994

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

As of August 12, 2002 there were 3,423,987 shares of the registrant's common stock outstanding.

                              CELERIS CORPORATION

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 ...................................1
Condensed Consolidated Statements of Operations For the Three Months and Six Months Ended June 30, 2002 and 2001...2
Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2002 and 2001....................3
Notes to Condensed Consolidated Financial Statements ..............................................................4
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....................7

Item 3.  Quantitative and Qualitative Disclosures About Market Risks .............................................10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings .......................................................................................10
Item 4.  Submission of Matters to a Vote of Security Holders .....................................................10
Item 5.  Other Information .......................................................................................10
Item 6.  Exhibits and Reports on Form 8-K ........................................................................11

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding intent, belief or current expectations of Celeris Corporation (the "Company") and its management including, without limitation, statements concerning the effect of the Company's financial position of a delay in the process to meet certain post-closing obligations with the buyers of the Company's assets or to liquidate the Company and statements regarding the projected liquidating distributions. Such forward-looking statements are not guarantees of future performance and involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. The forward-looking statements herein are qualified in their entirety by the cautionary statement and risk factors set forth in Item 1, under the caption "Cautionary Statement and Risk Factors," of the Company's Annual Report on Form 10-K, dated April 1, 2002. A copy of the Form 10-K may be obtained from the Public Reference Branch of the SEC at 450 Fifth Street NW, Washington, DC at prescribed rates. Risks and uncertainties related to the Company's proposed sale of substantially all of its assets as described in the Overview section of Item 2 on this quarterly report on Form 10-Q are described in the Company's press release dated August 13, 2002, which is filed as Exhibit 99 to this quarterly report on Form 10-Q.

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED - REFER TO NOTE 1)

                      CELERIS CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    (In thousands, except per share amount)


                                                                                           JUNE 30,           DECEMBER 31,
                                                                                            2002                  2001
                                                                                           --------           -----------

       ASSETS
Current assets of discontinued operations:
       Cash and cash equivalents                                                           $    807             $  2,465
       Restricted funds                                                                         278                  342
       Accounts receivable, net of allowance of
          $107 and $162, respectively                                                           276                2,341
       Other current assets                                                                      52                  239
       Receivable from asset sale                                                             1,646                   --
                                                                                           --------             --------
             Total current assets                                                             3,060                5,387

Furniture, fixtures and equipment net                                                            --                  867
                                                                                           --------             --------
             Total assets                                                                  $  3,060             $  6,254
                                                                                           ========             ========

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities of discontinued operations:
       Accounts payable and accrued expenses                                                  1,600                  757
       Deferred revenue                                                                          --                1,379
       Other current liabilities                                                           $     --             $    218
                                                                                           --------             --------
             Total current liabilities                                                        1,600                2,354

Commitments and contingencies                                                                    --                   --

SHAREHOLDERS' EQUITY:
       Common stock, $.01 par value - 13,511 shares
             authorized; 3,424 shares issued and
                  outstanding, respectively                                                      34                   34
       Additional paid-in capital                                                            68,749               68,749
       Accumulated deficit                                                                  (67,322)             (64,883)
                                                                                           --------             --------
             Total shareholders' equity                                                       1,461                3,900
                                                                                           --------             --------
             Total liabilities and shareholders' equity                                    $  3,060             $  6,254
                                                                                           ========             ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share amounts)


                                                          FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                                JUNE 30,
                                                          ---------------------------             ---------------------------
                                                            2002               2001                 2002               2001
                                                          -------             -------             -------             -------

Revenues:
Clinical research services                                $    --             $    --             $    --             $    --
Project pass-through expenses                                  --                  --                  --                  --
                                                          -------             -------             -------             -------

Cost of sales:
Clinical research services                                     --                  --                  --                  --
Project pass-through expenses                                  --                  --                  --                  --
                                                          -------             -------             -------             -------

           Gross profit                                        --                  --                  --                  --
Selling, general and administrative expenses                   --                  --                  --                  --
                                                          -------             -------             -------             -------
           Loss from operations                                --                  --                  --                  --
Interest income, net                                            3                  37                   9                  93
                                                          -------             -------             -------             -------
           Net loss from continuing operations                  3                  37                   9                  93

Discontinued operations:
           Loss from discontinued operations               (1,181)               (721)             (1,983)             (1,519)
           Loss of sale of assets                            (465)                 --                (465)                 --
                                                          -------             -------             -------             -------
                                                           (1,646)               (721)             (2,448)             (1,519)
                                                          -------             -------             -------             -------

Net loss                                                  $(1,643)            $  (684)            $(2,439)            $(1,426)
                                                          =======             =======             =======             =======

Basic loss per common share:
           Continuing operations                          $    --             $    --             $    --             $    --
           Discontinued operations                        $ (0.48)            $ (0.21)            $ (0.71)            $ (0.43)
                                                          -------             -------             -------             -------
                                                          $ (0.48)            $ (0.21)            $ (0.71)            $ (0.43)
                                                          =======             =======             =======             =======

Diluted loss per common share:
           Continuing operations                          $    --             $    --             $    --             $    --
           Discontinued operations                        $ (0.48)            $ (0.21)            $ (0.71)            $ (0.43)
                                                          -------             -------             -------             -------
                                                          $ (0.48)            $ (0.21)            $ (0.71)            $ (0.43)
                                                          =======             =======             =======             =======

Weighted average shares outstanding:
       Basic                                                3,424               3,316               3,424               3,316
       Diluted                                              3,424               3,316               3,424               3,316


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      CELERIS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (In thousands)


                                                                                             FOR THE SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                           ---------------------------
                                                                                             2002               2001
                                                                                           -------             -------

OPERATING ACTIVITIES:
   Net loss from discontinued operations                                                   $(2,439)            $(1,426)

             Net cash provided by (used in) operating activities - discontinued
                operations                                                                     874                 390
                                                                                           -------             -------
             Net cash used in operating activities                                          (1,565)             (1,036)

INVESTING ACTIVITIES:
             Net cash used in investing activities - discontinued operations                    28                   1
                                                                                           -------             -------
             Net cash provided by investing activities                                          28                   1

FINANCING ACTIVITIES:
             Net cash used in financing activities - discontinued operations                  (123)                (46)
                                                                                           -------             -------
             Net cash used in financing activities                                            (123)                (46)


Decrease in cash and cash equivalents                                                       (1,660)             (1,081)
Cash and cash equivalents at beginning of period                                             2,465               4,728
                                                                                           -------             -------
Cash and cash equivalents at end of period                                                 $   805             $ 3,647
                                                                                           =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                                   6             $    10


The accompanying notes are an integral part of these condensed consolidated financial statements.

CELERIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Celeris Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior period amounts have been reclassified to conform with current presentation. Operating results for the three month and six month periods ended June 30, 2002 are not indicative of the results that may be expected for the year ended December 31, 2002 as the Company sold substantially all of its assets during the second quarter of 2002 and intends to liquidate its remaining assets to shareholders prior to the end of 2002 as described in Note 2 below. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2001 in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

The Company's independent accountants, the Nashville TN office of Arthur Andersen LLP, recently ceased operations. As such, the Company will no longer engage Arthur Andersen LLP and the Company's Board of Directors has not yet engaged a new independent auditor. As a result, an independent accountant has not reviewed the accompanying financial statements. This review is required pursuant to the rules and regulations in effect for the Company as a filing entity under Section 13(a) of the Securities Exchange Act of 1934.

2.       FINANCIAL CONDITION, RESULTS OF OPERATIONS, CASH FLOWS, AND RECENT
         DEVELOPMENTS

The Company's shareholders approved the sale of substantially all the assets of its clinical monitoring and data management operations to Statprobe Inc., a provider of clinical trial services based in Ann Arbor, Michigan at the Company's Special Meeting of Shareholders held on June 26, 2002. The transaction closed on July 3, 2002, with an effective date of June 30. At closing, Statprobe assumed all of the Company's ongoing client contracts for clinical monitoring and data management services along with certain assets and liabilities related to the assumed contracts, its furniture, fixtures and equipment and its operations staff. As of June 30, the Company recorded a receivable related to the purchase price of $1.65 million. The purchase price is subject to adjustment based on: 1) the final balance sheet at closing as well as 2) the amount of accounts receivable collected by Statprobe after closing. The Company recorded a loss of $525,000 on the sale during the second quarter of 2002.

The Company completed the sale of its regulatory consulting business effective April 30, 2002. The sale transferred all client contracts and certain assets and liabilities of the regulatory consulting business to the buyer. Related to the sale, the Company has recorded a charge of $100,000 in the quarter ended March 31, 2002 for the termination of certain operating leases of the regulatory consulting business. Also related to the sale, the Company recorded a gain of $60,000 during the quarter ended June 30, 2002.

The Company began the process to liquidate its remaining assets and liabilities following the closing of the transactions. The sale proceeds plus cash on hand will be used to satisfy all existing liabilities and obligations of the Company as well as all costs and expenses related to these transactions, with the remainder to be distributed in cash to the shareholders. The Company currently anticipates distributing between $0.29 and $0.35 per share in cash to its shareholders in a liquidating distribution in the fourth quarter of 2002. The Company's Board of Directors received a fairness opinion relative to the consideration anticipated to be received by shareholders in the proposed transaction. If the process to meet certain post-closing obligations with the buyers or to liquidate the Company is delayed for any reason, the Company cannot determine how its financial position may be affected. The actual distribution could be higher or lower than the range per share contemplated depending on a number of factors, some of which are beyond the Company's control or ability to quantify at this time.

3.       REVOLVING LINE OF CREDIT

Effective on June 30, 2002, the Company terminated its revolving line of credit in order to remove liens and encumbrances on certain of the Company's assets that were transferred to Statprobe. The cancellation of the revolving line of credit required that the Company pay a termination fee of $45,000 to the lender.

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

Diluted loss per share for the periods ended June 30, 2002 and 2001 does not include common stock equivalents of 1,763,494 and 1,815,845, respectively, as their effect would be antidilutive.

5.       DISCONTINUED OPERATIONS

As a result of the Company's sale substantially all of its assets, as described in Note 2, the Company has presented the operating results and cash flows of its clinical monitoring, data management and regulatory consulting businesses as discontinued operations in the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001. In total, discontinued operations generated $1.94 million and $2.50 million in gross revenues and $1.18 million and $721,000 in operating losses for the three month periods ended June 30, 2002 and 2001, respectively. Discontinued operations generated $4.26 million and $4.87 million in gross revenues and $1.97 million and $1.52 million in operating losses for the six month periods ended June 30, 2002 and 2001, respectively. The Company recorded as assets and liabilities of discontinued operations those assets remaining after completion of the sales, including cash, accounts receivable not acquired by the buyer, and a receivable from the buyer related to the purchase price.


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

7.   NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. Further, SFAS No. 144 retains the requirements of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends the reporting of discontinued operations to include a component of an entity (rather than a segment of a business). As discussed in Note 5 and in accordance with SFAS No. 144, the Company has presented the operating results and cash flows of its clinical monitoring, data management and regulatory consulting businesses as discontinued operations in the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001. Additionally, the accompanying condensed consolidated balance sheets reflect as assets and liabilities of discontinued operations, the net assets of these businesses as of June 30, 2002 and December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company's shareholders approved the sale of substantially all the assets of its clinical monitoring and data management operations to Statprobe Inc., a provider of clinical trial services based in Ann Arbor, Michigan at the Company's Special Meeting of Shareholders held on June 26, 2002. The transaction closed on July 3, 2002, with an effective date of June 30. At closing, Statprobe assumed all of the Company's ongoing client contracts for clinical monitoring and data management services along with certain assets and liabilities related to the assumed contracts, its furniture, fixtures and equipment and its operations staff. As of June 30, the Company recorded a receivable related to the purchase price of $1.65 million. The purchase price is subject to adjustment based on: 1) the final balance sheet at closing as well as 2) the amount of accounts receivable collected by Statprobe after closing. The Company recorded a loss of $525,000 on the sale during the second quarter of 2002.

The Company completed the sale of its regulatory consulting business effective April 30, 2002. The sale transferred all client contracts and certain assets and liabilities of the regulatory consulting business to the buyer. Related to the sale, the Company has recorded a charge of $100,000 in the quarter ended March 31, 2002 for the termination of certain operating leases of the regulatory consulting business. Also related to the sale, the Company recorded a gain of $60,000 during the quarter ended June 30, 2002.

The Company began the process to liquidate its remaining assets and liabilities following the closing of the transactions. The sale proceeds plus cash on hand will be used to satisfy all existing liabilities and obligations of the Company as well as all costs and expenses related to these transactions, with the remainder to be distributed in cash to the shareholders. The Company currently anticipates distributing between $0.29 and $0.35 per share in cash to its shareholders in a liquidating distribution in the fourth quarter of 2002. The Company's Board of Directors received a fairness opinion relative to the consideration anticipated to be received by shareholders in the proposed transaction. If the process to meet certain post-closing obligations with the buyers or to liquidate the Company is delayed for any reason, the Company cannot determine how its financial position may be affected. The actual distribution could be higher or lower than the range per share contemplated depending on a number of factors, some of which are beyond the Company's control or ability to quantify at this time.

The Company's independent accountants, the Nashville TN office of Arthur Andersen LLP, recently ceased operations. As such, the Company will no longer engage Arthur Andersen LLP and the Company's Board of Directors has not yet engaged a new independent auditor. As a result, the accompanying financial statements have not been reviewed by an independent accountant. This review is required pursuant to the rules and regulations in effect for the Company as a filing entity under Section 13(a) of the Securities Exchange Act of 1934.

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

Revenue Recognition
Allowance for Doubtful Accounts and Contingencies

Please refer to MD&A in the 2001 Form 10-K for a more complete discussion of these policies. There are no additional critical accounting policies identified in the second quarter of 2002.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company incurred a net loss of $1.64 million, or $0.48 per diluted share, for the three months ended June 30, 2002, as compared to a net loss of $684,000, or $0.21 per diluted share, for the year earlier period. The 2002 results include a loss from discontinued operations of $1.18 million, or $0.34 per diluted share and a loss from the sale of assets of $465,000, or $0.14 per diluted share.

Discontinued Operations. As discussed above and as a result of the Company's sale of substantially all of its operations, the Company has accounted for its clinical research service segments as discontinued operations. Clinical research services revenues for the three months ended June 30, 2002 were $1.94 million compared to $2.50 million for the year earlier period, an decrease of 22.4%. Cost of clinical research services were $1.46 million for the 2002 period, or 75.3% of clinical research services revenues, compared to $1.77 million for the 2001 period, or 71.0% of clinical research services revenues. General and administrative expenses for 2002 period were $1.66 million, compared to $1.44 million for the 2001 period, an increase of 15.3% which is primarily due to expenses incurred related to the liquidation of the Company.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company incurred a net loss of $2.44 million, or $0.71 per diluted share, for the six months ended June 30, 2002, as compared to a net loss of $1.43 million, or $0.43 per diluted share, for the year earlier period. The 2002 results include a loss from discontinued operations of $1.98 million, or $0.58 per diluted share, and a loss from the sale of assets of $465,000, or $0.14 per diluted share.

Discontinued Operations. As discussed above and as a result of the Company's sale of substantially all of its operations, the Company has accounted for its clinical research service segments as discontinued operations. Clinical research services revenues for the six months ended June 30, 2002 were $4.26 million compared to $4.87 million for the year earlier period, a decrease of 12.5%. Cost of clinical research services were $1.21 million for the 2002 period, or 71.1% of clinical research services revenues, compared to $3.4 million for the 2001 period, or 69.8% of clinical research services revenues. General and administrative expenses for the 2002 period were $3.19 million, compared to $2.99 million for the 2001 period, an increase of 6.7%.

LIQUIDITY AND CAPITAL RESOURCES

As described previously in this document, the Company sold substantially all of its operating assets in transactions that became effective during the second quarter of 2002. The Company began the process to liquidate its remaining assets and liabilities following the closing of the transactions. The sales proceeds plus cash on hand will be used to satisfy all existing liabilities and obligations of the Company as well as all costs and expenses related to these transactions, with the remainder to be distributed in cash to the shareholders. The Company currently anticipates distributing between $0.29 and $0.35 per share in cash to its shareholders in a liquidating distribution in the fourth quarter of 2002. The Company's Board of Directors received a fairness opinion relative to the consideration anticipated to be received by shareholders in the proposed transaction. If the process to meet certain post-closing obligations with the buyers or to liquidate the Company is delayed for any reason, the Company cannot determine how its financial position may be affected. The actual distribution could be higher or lower than the range per share contemplated depending on a number of factors, some of which are beyond the Company's control or ability to quantify at this time.

The Company's cash and cash equivalents, including restricted funds, totaled $1.09 million as of June 30, 2002, a decrease of approximately $505,000 from December 31, 2001. As of June 30, 2002, the Company had $276,000 in accounts receivable, net of bad debt allowance, compared to $2.34 million as of December 31, 2001. The accounts receivable represented by these amounts as of June 30, 2002 are related to certain contracts that were essentially completed as of the dates of the sales and were not acquired by the buyers. The Company believes its current allowance of $107,000 for bad debts is adequate.

As of June 30, 2002, the Company had approximately $278,000 subject to withdrawal restrictions as a condition of certain lease agreements for office space and equipment. Statprobe assumed these leases as part of its acquisition of Celeris operating assets, and the Company expects the cash restricted under the lease agreements will be released during the third quarter of 2002.

Effective on June 30, 2002, the Company terminated its revolving line of credit in order to remove liens and encumbrances on certain of the Company's assets that were transferred to Statprobe. The cancellation of the revolving line of credit required that the Company pay a termination fee of $45,000 to the lender.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of shareholders on June 26, 2002. There were 3,423,987 shares of common stock outstanding and entitled to vote at the special meeting and a total of 2,917,434 were represented at the meeting. Matters voted on were the following:

1.       Proposal to approve the asset sale to Statprobe and plan of liquidation

         For                          1,795,476
         Against                         35,547
         Abstain                          9,963

2.       Proposal to amend the articles of incorporation

         For                          2,879,095
         Against                         34,346
         Abstain                          3,993

ITEM 5.  OTHER INFORMATION

The Company has attached as Exhibit 99 its press release dated August 14, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)    Exhibits

                           2.1 Plan of Liquidation and Dissolution of Celeris Corporation (Incorporated by reference to Exhibit B of the Company's Proxy Statement on Schedule 14A dated May 31, 2002).

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

                           3.3 Bylaws of the Company (Incorporated by reference to the Company's Registration Statement on Form S-1).

                           3.4 Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit D of the Company's Proxy Statement on Schedule 14A dated May 31, 2002).

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

                           4.3 Stock Purchase Warrant (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

                           10.1 Asset Purchase Agreement by and between Statprobe, Inc. and Celeris Corporation dated May 14, 2002 (Incorporated by reference to Exhibit A of the Company's Proxy Statement on Schedule 14A dated May 31, 2002).

                  (b)    Reports on Form 8-K

                           None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Celeris Corporation

Date: August 14, 2002              By:/s/ Barbara A. Cannon
                                      ------------------------------------------
                                      Barbara A. Cannon
                                      President and Chief Executive Officer

Date: August 14, 2002              By:/s/ Paul R. Johnson
                                      ------------------------------------------
                                      Paul R. Johnson
                                      Vice President and Chief Financial Officer